Form 10-Q
period 1995-04-01
E&B MARINE INC
filed 1995-05-12
CIK 716740

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                          FORM 10-Q

     (Mark One)
     [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
            For the Quarterly Period Ended April 1, 1995

                                OR

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from            to


                    Commission File Number 0-24868

                           E&B MARINE INC.
     (Exact name of registrant as specified in its charter)

                  Delaware                   22-2430891
   (State or other jurisdiction of       (I.R.S. Employer
   incorporation or organization)        Identification No.)

              201 Meadow Road
            Edison, New Jersey                    08818
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code (908) 819-7400

  Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X         No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                             3,743,381
Common Stock, $.001 par value           Shares outstanding at
                                           May 8, 1995

               E & B MARINE INC. AND SUBSIDIARIES
                              INDEX




                                                      Page No.
Part I - Financial Information

     Consolidated Balance Sheets -
       April 1, 1995 and December 31, 1994                3

     Consolidated Statements of Operations -
       Three Months ended April 1, 1995
       and March 26, 1994                                 4

     Consolidated Statements of Cash Flows -
       Three Months ended April 1, 1995
       and March 26, 1994                                 5

     Notes to Consolidated Financial Statements           6

     Management's Discussion and Analysis of
       Financial Condition and Results
       of Operations                                      7-8



Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K            9

     Signatures                                           10


                E&B MARINE INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
               APRIL 1, 1995 AND DECEMBER 31, 1994
                            UNAUDITED


Dollars in Thousands                    1995           1994

ASSETS

Currents Assets:
  Cash and cash equivalents             $   880        $   719
  Accounts receivable                       983            501
  Inventory                              29,083         19,987
  Prepaid expenses                          764            802
  Other current assets                    3,488          2,690
                                         ------         ------
  Total current assets                   35,198         24,699

  Property, plant and equipment, net      4,731          4,569
  Excess of cost over fair value of
   assets acquired, net of
   amortization                           2,094          2,112
  Other assets                            2,582          2,613
                                        -------        -------
TOTAL ASSETS                            $44,605        $33,993
                                        =======        =======


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Revolving line of credit              $ 1,827
  Current maturities of long-term debt    1,286        $ 1,282
  Accounts payable                       14,625          6,370
  Accrued expenses                        4,486          4,000
                                         ------         ------
  Total current liabilities              22,224         11,652

  Revolving line of credit               10,845          9,427
  Long-term debt, less current
    maturities                            2,213          2,536

Shareholders' Equity:

  Common Stock                                4              4
  Additional paid-in capital             21,053         21,002
  Accumulated deficit                    (9,628)        (8,500)
  Less:
    Treasury stock-at cost               (2,084)        (2,084)
    Value assigned to unearned
      compensation                          (22)           (44)
                                        -------        -------
    Total Shareholders' Equity            9,323         10,378
                                        -------        -------
LIABILITIES AND SHAREHOLDERS' EQUITY    $45,605        $33,993
                                        =======        =======
  See accompanying notes to consolidated financial statements.


               E&B MARINE INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
         QUARTERS ENDED APRIL 1, 1995 AND MARCH 26, 1994
                            UNAUDITED



Dollars in Thousands,
except per share amounts                     1995           1994

Net sales                                    $19,131        $16,148
Cost of goods sold excluding amortization
  and depreciation                            14,935         12,648
                                             -------        -------
     Gross profit                              4,196          3,500


Selling, general and administrative expenses   5,390          4,669

Depreciation and amortization                    285            291
                                             -------        -------
Income (Loss) from operations before interest
  and income taxes                            (1,479)        (1,460)

Net interest expense                            (400)          (330)
                                             -------        -------
Income (Loss) before income taxes             (1,879)        (1,790)

Income tax benefit                               751
                                             -------        -------

Net loss                                     $(1,128)       $(1,790)
                                             =======        =======
Per share amounts:

     Net Loss                                 $(0.30)        $(0.49)
                                             =======        =======

Weighted average number of shares
  outstanding                               3,708,000      3,688,000


  See accompanying notes to consolidated financial statements.


                E&B MARINE INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
         QUARTERS ENDED APRIL 1, 1995 AND MARCH 26, 1994
                            UNAUDITED

Dollars in Thousands                               1995       1994

Cash flows from operating activities:
     Net Loss                                      $(1,128)   $(1,790)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
          Depreciation and amortization                285        290
          Earned compensation related to ESOP           22         22

     Change in assets and liabilities net of
     non-cash transactions:
     (Increase) in accounts receivable                (482)       (325)
     (Increase) in inventory                        (9,096)     (7,972)
     (Increase) in other current assets               (798)        (49)
     (Increase) decrease in prepaid expens e            38        (286)
     Decrease in other assets                           23           2
     Increase in accounts payable                    8,255       9,997
     Increase (decrease) in accrued expenses           486         (85)
                                                   -------     -------
     Net cash used in operating activities          (2,395)       (196)
                                                   -------     -------
Cash flows from investing activities:
     Purchase of property, plant and equipment        (421)       (613)
                                                   -------     -------
         Net cash used in investing activities        (421)       (613)
                                                   -------     -------
Cash flows from financing activities:
     Borrowings under debt agreement                 3,245       5,900
     Payments of debt                                 (319)     (4,900)
     Proceeds from issuance of stock (net)              51          16
                                                   -------     -------
         Net cash provided by financing activities   2,977       1,016
                                                   -------     -------
Net change in cash                                     161         207
     Cash and cash equivalents at beginning of year    719         395
                                                   -------     -------
Cash and cash equivalents at end of quarter         $  880        $602
                                                   =======     =======

  See accompanying notes to consolidated financial statements.


               E & B MARINE INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            UNAUDITED


1:   Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three-month period ended April 1, 1995 are not necessarily indicative of the results to be expected for the full year.

2:   Inventories

Inventory has been calculated using the cost complement obtained from the inventory tracking system which is applied on an individual store basis. Additionally, gross profit margin is reduced by an estimated percentage of sales for shrinkage.

3:   Loss per Common Share

The loss per Common Share for 1995 and 1994 respectively, is based on the weighted average number of Common Shares outstanding during the quarter. Common stock equivalents are not considered in the computation, as their inclusion (utilizing the modified treasury stock method), would be anti-dilutive on the per share amounts.

               E & B MARINE INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
          (Dollars in thousands, except per share data)


RESULTS OF OPERATIONS

Consolidated net sales for the three-month period ended April 1, 1995 were $19,131, an increase of $2,983 or 18.5 percent from sales of $16,148 for the three-month period ended March 26, 1994.

Retail store net sales were $15,925 for the three-month period ended April 1, 1995, an increase of 20.4 percent from net sales of $13,228 in 1994. Sales in stores opened during comparable periods in 1995 and 1994 increased $1,460 or 11.0 percent.

The increase in sales in the retail stores is principally attributable to the seven retail stores opened after the first quarter of 1994 and a later ending of the first fiscal quarter of 1995 due to the Company's 52-53 week fiscal year. Comparable retail store sales for the first quarter of 1995 would have increased 1.6 percent over the first quarter of 1994 had fiscal 1994 been a 52 week year.

Mail-order net sales were $3,206 for the three-month period ended
April 1, 1995, an increase of $286 or 9.8 percent compared to net sales of $2,920 for the three-month period ended March 26, 1994.

The increase in mail-order sales can be principally attributable to a later ending of the first fiscal quarter of 1995 due to the Company's 52-53 week fiscal year and milder weather conditions in 1995.

The Company's gross profit margin in 1995 of 21.9 percent is comparable to the gross profit margin of 21.7 percent in 1994.

Selling, general and administrative expenses increased $721 or 15.4 percent from the previous year. As a percentage of sales, selling, general and administrative expenses decreased from 28.9 percent in 1994 to 28.2 percent in 1995. During the first quarter of 1995, the Company incurred additional expenses relating to the new retail stores and improvements to the 1995 master catalog.

Net interest expense increased to $400 in 1995 from $330 in 1994.
The Company incurred an increased level of borrowings and rate of interest in the first quarter of 1995. See "Liquidity and Capital Resources" below for further discussion.

The Company recorded an income tax benefit of $751 for the three months ended April 1, 1995 which represents the tax benefit of losses which the Company believes will more likely than not be recognized.

The loss for the three-months ended April 1, 1995 was $1,128 compared to the loss at March 26, 1994 of $1,790.

               E & B MARINE INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
          (Dollars in thousands, except per share data)


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at April 1, 1995 and December 31, 1994 was $12,974 and $13,047, respectively. The decrease in working capital was mainly attributable to increased borrowings under the revolving line of credit and increased accounts payable to finance increased inventory levels. The Company increased its inventory to prepare for its peak selling season, to increase its product assortment and to accommodate store openings.

The Company believes that its working capital and its credit facility will be adequate to meet identifiable working capital requirements in the foreseeable future. Total weighted average borrowings were $16,395 and $14,360 in 1995 and 1994, respectively and the weighted average interest rate was 9.8 percent and 8.2 percent in the first quarters of 1995 and 1994, respectively.

Cash flow from operations, combined with its available line of credit of $15,000, is expected to provide the necessary funds for planned capital expenditures during 1995 and 1996. These expenditures are estimated to total approximately $3,000 in 1995 and primarily constitute expenditures for store expansion, relocations and remodelings.

                E&B MARINE INC. AND SUBSIDIARIES

                   Part II - Other Information


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K



(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter ended April 1, 1995.

                E&B MARINE INC. AND SUBSIDIARIES
                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



May 12, 1995                        E&B MARINE INC.


                                   By Kenneth G. Peskin

                                      Kenneth G. Peskin
                                      Chairman and
                                      Chief Executive Officer


                                   By Walfrido A. Martinez

                                      Walfrido A. Martinez
                                      Senior Vice President,
                                      Chief Financial Officer