Form 10-Q/A
period 1995-04-01
E&B MARINE INC
filed 1995-07-10
CIK 716740

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                   FORM 10-Q/A  AMENDMENT NO. 1

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

     Management's Discussion and Analysis of
       Financial Condition and Results
       of Operations                                      *



Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K            7

     Signatures                                           8


  --------------
  * Not amended.


                E&B MARINE INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
               APRIL 1, 1995 AND DECEMBER 31, 1994
                            UNAUDITED


Dollars in Thousands                    1995           1994

ASSETS

Currents Assets:
  Cash and cash equivalents             $   880        $   719
  Accounts receivable                       983            501
  Inventory                              29,083         19,987
  Prepaid expenses                          764            802
  Other current assets                    3,488          2,690
                                         ------         ------
  Total current assets                   35,198         24,699

  Property, plant and equipment, net      4,731          4,569
  Excess of cost over fair value of
   assets acquired, net of
   amortization                           2,094          2,112
  Other assets                            2,582          2,613
                                        -------        -------
TOTAL ASSETS                            $44,605        $33,993
                                        =======        =======


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Revolving line of credit              $ 1,827
  Current maturities of long-term debt    1,286        $ 1,282
  Accounts payable                       14,625          6,370
  Accrued expenses                        4,486          4,000
                                         ------         ------
  Total current liabilities              22,224         11,652

  Revolving line of credit               10,845          9,427
  Long-term debt, less current
    maturities                            2,213          2,536

Shareholders' Equity:

  Common Stock                                4              4
  Additional paid-in capital             21,053         21,002
  Accumulated deficit                    (9,628)        (8,500)
  Less:
    Treasury stock-at cost               (2,084)        (2,084)
    Value assigned to unearned
      compensation                          (22)           (44)
                                        -------        -------
    Total Shareholders' Equity            9,323         10,378
                                        -------        -------
LIABILITIES AND SHAREHOLDERS' EQUITY    $44,605        $33,993
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



(a)  Exhibits

     27        Financial Data Schedule.



(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter ended April 1, 1995.

                E&B MARINE INC. AND SUBSIDIARIES
                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



July 10, 1995                       E&B MARINE INC.


                                   By Kenneth G. Peskin

                                      Kenneth G. Peskin
                                      Chairman and
                                      Chief Executive Officer


                                   By Walfrido A. Martinez

                                      Walfrido A. Martinez
                                      Senior Vice President and
                                      Chief Financial Officer