Form 10-Q
period 1995-07-01
E&B MARINE INC
filed 1995-07-27
CIK 716740

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

     (Mark One)
     [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
            For the Quarterly Period Ended July 1, 1995

                                OR

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from            to


                      Commission File Number 1-24868

                             E&B MARINE INC.
        -----------------------------------------------------
        (Exact name of registrant as specified in its charter)

                  Delaware                  22-2430891
     -------------------------------      ------------------
     (State or other jurisdiction of       (I.R.S. Employer
     incorporation or organization)       Identification No.)

            201 Meadow Road
           Edison, New Jersey                      08818
   ----------------------------------------   ---------------
   (Address of principal executive offices)      (Zip Code)

 Registrant's telephone number, including area code (908) 819-7400
                                                    --------------

    Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X        No
                                    -------        -------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             3,743,545
- -----------------------------           ---------------------
Common Stock, $.001 par value           Shares outstanding at
                                            July 24, 1995

               E & B MARINE INC. AND SUBSIDIARIES
                              INDEX




                                                  Page No.
Part I - Financial Information                    ---------

     Consolidated Balance Sheets -
       July 1, 1995 and December 31, 1994            3

     Consolidated Statements of Operations -
       Six Months and Three Months ended
       July 1, 1995 and June 25, 1994                4

     Consolidated Statements of Cash-Flows -
       Six Months ended July 1, 1995
       and June 25, 1994                             5

     Notes to Consolidated Financial Statements      6

     Management's Discussion and Analysis of
       Financial Condition and Results
          of Operations                              7-8



Part II - Other Information

     Item 4.  Submission of Matters to a Vote of     9
               Security Holders

     Item 6.  Exhibits and Reports on Form 8-K       10

     Signatures                                      11

                E&B MARINE INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS


                                         JULY 1,    DECEMBER 31,
                                          1995           1994
Dollars in Thousands                    UNAUDITED
=================================================================
ASSETS

Currents Assets:
  Cash and cash equivalents             $ 1,388        $   719
  Accounts receivable                     1,537            501
  Inventory                              28,051         19,987
  Prepaid expenses                        1,012            802
  Other current assets                    2,744          2,690
                                        -------        -------
  Total current assets                   34,732         24,699

  Property, plant and equipment, net      4,995          4,569
  Excess of cost over fair value of
   assets acquired, net of
   amortization                           2,077          2,112
  Other assets                            1,292          2,613
                                        -------        -------
TOTAL ASSETS                            $43,096        $33,993
                                        =======        =======


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Revolving line of credit
  Current maturities of long-term debt  $ 1,290        $ 1,282
  Accounts payable                       14,816          6,370
  Accrued expenses                        4,756          4,000
                                        -------        -------
  Total current liabilities              20,862         11,652

  Revolving line of credit                7,979          9,427
  Long-term debt, less current
    maturities                            1,889          2,536

Shareholders' Equity:

  Common Stock                                4              4
  Additional paid-in capital             21,120         21,002
  Accumulated deficit                    (6,674)        (8,500)
  Less:
    Treasury stock-at cost               (2,084)        (2,084)
    Value assigned to unearned
      compensation                                         (44)
                                        -------        -------
    Total Shareholders' Equity           12,366         10,378
                                        -------        -------
LIABILITIES AND SHAREHOLDERS' EQUITY    $43,096        $33,993
                                        =======        =======

   See accompanying notes to consolidated financial statements.

                E&B MARINE INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
          PERIODS ENDED JULY 1, 1995 AND JUNE 25, 1994
                            UNAUDITED






                                         SIX MONTHS          THREE MONTHS
Dollars in Thousands,
except per share amounts
                                    1995       1994       1995       1994
                                 -------    -------    -------    -------

Net sales                        $61,911    $55,993    $42,780    $39,845
Cost of goods sold excluding
  amortization and depreciation   44,661     40,364     29,726     27,716
                                 -------    -------    -------    -------

     Gross profit                 17,250     15,629     13,054     12,129


Selling, general and
  administrative expenses         12,867     11,289      7,477      6,620


Depreciation and amortization        570        596        285        305
                                 -------    -------    -------    -------

Income from operations before
  interest and income taxes        3,813      3,744      5,292      5,204

Interest expense                     766        619        366        289
                                 -------    -------    -------    -------

Income before income taxes         3,047      3,125      4,926      4,915


Income taxes                       1,221                 1,972
                                 -------    -------    -------    -------

Net Income                        $1,826     $3,125     $2,954     $4,915
                                 =======    =======    =======    =======

Per share amounts:

     Net Income                    $0.44      $0.73      $0.67      $1.11



Weighted average number of shares
  outstanding                  3,722,000  3,690,000  3,736,000  3,691,000
                               =========  =========  =========  =========

See accompanying notes to consolidated financial statements.

                E&B MARINE INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
         SIX MONTHS ENDED JULY 1, 1995 AND JUNE 25, 1994
                            UNAUDITED





Dollars in Thousands                                    1995           1994
                                                     -------         ------
Cash flows from operating activities:

     Net Income                                      $ 1,826         $3,125
     Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                  570            596
          Earned compensation related to ESOP             44             44

     Change in assets and liabilities net of
     non-cash transactions:
     (Increase) in accounts receivable                (1,036)          (698)
     (Increase) in inventory                          (8,064)        (5,083)
     (Increase) in other current assets                  (54)           (49)
     (Increase) in prepaid expense                      (210)          (468)
     Decrease in other assets                          1,305            198
     Increase in accounts payable                      8,446          9,007
     Increase (decrease) in accrued expenses             756           (940)
                                                     -------        -------
     Net cash provided by operating activities         3,583          5,732
                                                     -------        -------

Cash flows from investing activities:
     Purchase of property, plant and equipment          (945)        (1,124)
                                                     -------        -------
          Net cash used in investing activities         (945)        (1,124)
                                                     -------        -------
Cash flows from financing activities:
     Borrowings under debt agreements                  3,957         27,288
     Payments of debt                                 (6,044)       (30,821)
     Proceeds from issuance of stock (net)               118             17
                                                     -------        -------
          Net cash used in financing activities       (1,969)        (3,516)
                                                     -------        -------
Net change in cash                                       669          1,092

Cash and cash equivalents at beginning of year           719            395
                                                     -------        -------
Cash and cash equivalents at end of quarter          $ 1,388        $ 1,487
                                                     =======        =======


  See accompanying notes to consolidated financial statements.

               E & B MARINE INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except per share data)



1:   Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the six-month period ended July 1, 1995 are not necessarily indicative of the results to be expected for the full year.


2:   Inventories

Inventory has been calculated using the cost complement obtained from the inventory tracking system which is applied on an individual store basis. Additionally, gross profit margin is reduced by an estimated percentage of sales for shrinkage.


3:   Income per Common Share

The Company has computed Income per Common Share on the basis of the weighted average number of Common Shares and common equivalent shares outstanding during the period, in accordance with the modified treasury stock method. This method assumes that common stock equivalents (options and warrants) are exercised and treasury shares are assumed to be purchased (not to exceed 20% of the weighted average number of Common Shares outstanding) from the proceeds using the average market price for the period. Any excess proceeds not utilized for the purchase of treasury shares are assumed to reduce outstanding debt with an appropriate reduction of interest expense. Proceeds which exceed outstanding debt are assumed to be invested in government securities. Under such assumptions, for the six-months ended July 1, 1995 and June 25, 1994 and for the three-months ended July 1, 1995 and June 25, 1994, 808,000, 810,000, 804,000 and 812,000 incremental Common Shares, respectively, have been added to the weighted average number of shares outstanding and net interest has been adjusted by approximately $174,000, $179,000, $93,000 and $80,000, respectively. The 1995 interest amounts have been tax effected at 40%.

No fully diluted per share amounts are shown in 1995 and 1994 since the closing market price is less than the average market price for the period.

               E & B MARINE INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
          (Dollars in thousands, except per share data)



RESULTS OF OPERATIONS

Consolidated net sales for the three-month period ended July 1, 1995 were $42,780, an increase of $2,935 or 7.4 percent from sales of $39,845 for the three-month period ended June 25, 1994. Sales of $61,911 for the six-month period ended July 1, 1995 increased $5,918 or 10.6 percent from the comparable prior period.

Retail store net sales were $36,636 for the three-month period ended July 1, 1995, an increase of 12.4 percent from net sales of $32,597 in 1994. Sales in stores opened during the comparable three-month periods in 1995 and 1994 increased $708 or 2.2
percent.   Retail store net sales were $52,560 for the six-month
period ended July 1, 1995, an increase of 14.7 percent from the prior year.

The increase in retail store sales was principally attributable to the opening of superstores and relocations or renovations of several key outlets, a later ending of the second fiscal quarter of 1995 due to the Company's 52-53 week fiscal year, offset by a late summer season with colder temperatures in the northeast during April and May. Comparable retail store sales for the second quarter of 1995 would have decreased 0.9 percent from the second quarter of 1994 had fiscal 1994 been a 52 week year.

Mail-order net sales were $6,145 for the three-month period ended July 1, 1995, a decrease of 15.2 percent from net sales of $7,248 for the three-month period ended June 25, 1994. Sales for the six-month period ended July 1, 1995 were $9,351, a decrease of 8.0 percent from the comparable period in 1994.

The decrease in mail-order sales was primarily attributable to increased competition due to the opening of new retail outlets.

Gross profit as a percentage of net sales was 30.5 percent for the three-month period ended July 1, 1995 compared to 30.4 percent for 1994. For the six-months ended July 1, 1995, the gross profit margin was 27.9 percent, flat with the same period in 1994.

Selling, general and administrative ("SG&A") expenses for the three-month period ended July 1, 1995 increased $857 or 12.9 percent from the comparable 1994 period. As a percentage of net sales, SG&A increased from 16.6 percent in the 1994 second quarter to 17.5 percent in the 1995 second quarter. For the six-months ended July 1, 1995, SG&A increased $1,578 from the previous year. As a percentage of net sales, SG&A increased from 20.2 percent in 1994 to 20.8 percent in 1995. The increase in SG&A was principally associated with the opening of new stores.

               E & B MARINE INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
          (Dollars in thousands, except per share data)


Net interest expense of $366 for the three-month period ended July 1, 1995 increased $77 from $289 in 1994. Year to date, net interest expense has increased by $147 over 1994. The increase in interest expense is principally attributable to the increase in interest rates as well as additional borrowings needed to support the Company's expansion program. During the first six months of 1995, the Company has opened new retail stores and has relocated or remodeled retail stores.

Net income for the three-months ended July 1, 1995 of $2,954 was $1,961 less than the net income of $4,915 for the comparable 1994 period. Year to date, net income decreased $1,299 from $3,125 in 1994 to $1,826 in 1995. The net income reported for the second quarter of 1995 and the six months ended July 1, 1995 included tax provisions of $1,972 and $1,221, respectively, whereas there was no provision for taxes in 1994, due to the reversal of tax valuation reserves.



LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at July 1, 1995 and December 31, 1994 was $13,870 and $13,047, respectively. The increase in working capital was mainly attributable to the classification of borrowings as long-term under the terms of the Company's facility. The Company increased its inventory for its peak selling season, to increase its product assortment and to accommodate new retail store openings. The increased inventory was financed through cash flow from operations and various payment terms which the Company has established with its vendors.

The Company believes that its working capital and its credit facility will be adequate to meet identifiable working capital requirements in the foreseeable future. Total weighted average borrowings for the second quarter of 1995 was $14,563 compared to $11,843 for 1994. For the six-months ended July 1, 1995, average borrowings were $15,479, an increase over the $13,103 in the prior year. The weighted average interest rate for the second quarter was 9.99% in 1995 and 7.01% in 1994. For the six month period, the weighted average interest rate was 9.90% for 1995 and 7.78% for 1994.

Cash flow from operations, combined with its available line of credit of $15,000 is expected to provide the necessary funds for planned capital expenditures during 1995 and 1996. These expenditures are estimated to total approximately $3,000 in the remainder of 1995 and primarily constitute expenditures for store expansion, relocations and remodelings.

                E&B MARINE INC. AND SUBSIDIARIES

                   Part II - Other Information



Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The Annual Meeting of Stockholders (the "Meeting") of the Company was held on June 20, 1995.

          (b)  Not applicable because:

               (i) proxies for the Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934; (ii) there was no solicitation in opposition to management's nominee as listed in the Company's proxy statement dated May 24, 1995; and
(iii) all such nominees were elected.

          (c) The matters voted upon at the Meeting were as follows:

          (i)  The election of one Class A director of the Company.

               William V. Roberti

                    FOR                                 2,687,988
                    WITHHOLD AUTHORITY                    168,067

               (ii) The approval of the amendment to the Company's
                    Amended and Restated 1983 Stock Option Plan
                    (the "Plan").

                    FOR                                 2,639,505
                    AGAINST                               210,909
                    ABSTENTIONS AND BROKER NON-VOTES        5,641


               (iii)     The approval of an amendment to the
Company's Restated Certificate of Incorporation to decrease the authorized Common Stock of the Company from 30,000,000 shares to 10,000,000 shares.

                    FOR                                 2,834,266
                    AGAINST                                14,904
                    ABSTENTIONS AND BROKER NON-VOTE         6,885

               (iv) A proposal to ratify the Board of Directors' selection of KPMG Peat Marwick to serve as the Company's independent auditors for the Company's fiscal year ending December 30, 1995.

                    FOR                                 2,844,247
                    AGAINST                                 6,389
                    ABSTENTIONS AND BROKER NON-VOTES        5,419

                E&B MARINE INC. AND SUBSIDIARIES

                   Part II - Other Information



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K


                                                                  Page
                                                                  No.
                                                                  ------
(a)  Exhibits
     The following exhibits are filed with this Form 10-Q:

      3   Restated Certificate of Incorporation of the Company,    12
          as amended.

     27   Financial Data Schedule.                                 65



(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter ended July 1, 1995.

                E&B MARINE INC. AND SUBSIDIARIES
                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



July 26, 1995                           E&B MARINE INC.


                                   By  /s/ Kenneth G. Peskin
                                       ----------------------
                                           Kenneth G. Peskin
                                           Chairman and
                                           Chief Executive Officer


                                   By  /s/ Walfrido A. Martinez
                                       -------------------------
                                           Walfrido A. Martinez
                                           Senior Vice President,
                                           Chief Financial Officer
                                           and Controller

                      RESTATED CERTIFICATE
                        OF INCORPORATION

                               OF

                         E&B MARINE INC.

             Pursuant to Sections 242 and 245 of
            the Delaware General Corporation Law



          E&B Marine Inc., a corporation under the laws of the State of Delaware (the "Corporation"), does hereby certify as follows:
          (a)  the name of the Corporation is E&B Marine Inc.

          (b) the Certificate of Incorporation of the Corporation was filed with the Secretary of State, Dover, Delaware, on the 29th day of October, 1982.

          (c) this Restated Certificate of Incorporation has been duly adopted in accordance with the provisions of Sections 242 and 245 of the General Corporation Law of the State of Delaware (the "GCL"), the Board of Directors of the Corporation having duly adopted resolutions setting forth such amendment and restatement and declaring its advisability at a meeting of the Board of Directors of the Corporation duly called and held in conformity with the By-laws of the Corporation and (b) the stockholders of the Corporation having duly adopted such amendment by vote of the holders of a majority of the outstanding stock entitled to vote thereon at the annual meeting of stockholders called and held upon notice in accordance with Section 222 of the GCL, there being only one class of stock of the Corporation outstanding.

          (d) the capital of the Corporation will not be reduced under or by reason of the amendments to the Certificate of Incorporation of the Corporation effected by this Restated
Certificate of Incorporation of the Corporation.

          (e) the Certificate of Incorporation of the Corporation, as amended, is hereby amended and restated to read in full as follows:


                           RESTATED

                CERTIFICATE OF INCORPORATION

                             OF

                      E&B MARINE INC.



          FIRST:  The name of the corporation is E&B Marine Inc.
(the "Corporation").

          SECOND: The address of the Corporation's registered office in the State of Delaware is 306 South State Street, in the City of Dover, in the County of Kent, and the name of the Corporation's registered agent at such address is the United States Corporation Company.

          THIRD: The purpose for which the Corporation is organized is to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of the State of Delaware.

          FOURTH: The total number of shares of capital stock which the Corporation shall have authority to issue is 1,000,000 shares of Preferred Stock, $1.00 par value ("Preferred Stock"), and 5,000,000 shares of Common Stock, $.01 par value ("Common Stock"). The powers, designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions of the Preferred Stock shall be as follows:

          1. (a) The Preferred Stock may be issued from time to time as shares of one or more series of Preferred Stock, and in the resolutions or resolutions providing for the issue of shares of each particular series, before issuance, the Board of Directors of the Corporation is expressly authorized to fix:

          (i) the distinctive designation of such series and the number of shares which shall constitute such series, which number may be increased (except where otherwise provided by the Board of Directors in creating such series) or decreased (but not below the number of shares thereof then outstanding) from time to time by like action of the Board of Directors;

          (ii) the rate of dividends payable on such series, whether or not dividends shall be cumulative, the date or dates from which dividends shall accrue and, if cumulative, shall be cumulative and the relationship which such dividends shall bear to dividends payable on any other series;

          (iii) whether or not the shares of such series shall be subject to the redemption by the Corporation and, if so, the times, prices and other terms and conditions of such redemption;

          (iv) whether or not the shares of such series shall be subject to the operation of a sinking fund or a fund of a similar nature and, if so, the terms thereof;

          (v) the rights of the shares of each series in case of liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, or upon any distribution of its assets;

          (vi) whether or not the shares of such series shall be convertible into or exchangeable for shares of any other series or class of stock of the Corporation and, if so, the terms of conversion or exchange;

          (vii) whether or not the shares of such series shall have voting rights in addition to the voting rights provided by law and in paragraph 5 below and, if so, the nature and extent thereof; and

          (viii)   the consideration to be received by the
     Corporation for the shares of such series.

          (b) The shares of the Preferred Stock of any one series shall be identical with each other in all respects except as to the dates from which dividends thereon shall accrue or be cumulative.

          (c) In case the stated dividends and the amounts, if any, payable on liquidation, dissolution or winding up of the Corporation are not paid in full, the shares of each series of the Preferred Stock, after the payment in full of such dividends and amounts to all series of the Preferred Stock ranking senior to such series and before any payment to any series ranking junior thereto, shall share ratably in the payment of dividends, including accumulations, if any, in accordance with the sums which would be payable on said shares if all dividends were declared and paid in full, and in any distribution of assets other than by way of dividends, in accordance with the sums which would be payable on such distribution if all sums payable were discharged in full.

          (d) Upon the issuance of any series of Preferred Stock, a certificate setting forth the resolution or resolutions (including the designation, description and terms of such series) adopted by the Board of Directors with respect to such series shall be made and filed in accordance with the then applicable requirements, if any, of the laws of the State of Delaware, or, if no certificate is then so required, such certificate shall be signed and acknowledged on behalf of the corporation by its President or a Vice President, and its corporate seal shall be affixed thereto and attested by its Secretary or an Assistant Secretary, and such certificate shall be filed and kept on file at the principal office of the Corporation in the Sate of Delaware or at such other place or places as the Board of Directors shall designate.

          2. The holders of each series of the Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors, but only out of funds of the dividends, dividends in cash at the annual rate for such series provided by the Board of Directors in the certificate made pursuant to subparagraph (d) of paragraph 1 with respect to such series, before any dividends shall be declared and paid upon or set apart for the holders of any series as to dividends or of any junior stock, payable in respect of each calendar quarter on a date, which shall be provided by the Board of Directors in such certificate with respect to such series, within fifty (50) days following the end of such quarter. Such dividends on the Preferred Stock shall be payable to holders of such series of record on the date, not exceeding fifty (50) days preceding the dividend payment date, fixed for such purpose by the Board of Directors with respect to such series in advance of the payment of each particular dividend.

          3. If so provided by the Board of Directors in the certificate made pursuant to subparagraph (d) of paragraph 1, the Corporation, at the option of the Board of Directors (or in accordance with the requirements of any sinking fund for any one or more series of Preferred Stock established by the Board of Directors, may redeem the whole or any part of the Preferred Stock at any time outstanding, or the whole or any part of any series thereof, at such time or times and from time to time and at such redemption price or prices as may be provided by the Board of Directors in such certificate together in each case with all dividends accrued and accumulated but unpaid (other than non-cumulative dividends from past dividend periods), but computed without interest, and otherwise upon the terms and conditions fixed by the Board of Directors for any such redemptions.

          4. In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of each series of the Preferred Stock then outstanding shall be entitled to receive, after the payment in full of all amounts to which the holders of all series of the Preferred Stock ranking senior thereto are entitled, out of the assets of the Corporation, before any distribution or payment shall be made to the holders of any series of the Preferred Stock ranking junior to such series upon liquidation, dissolution or winding up of the corporation or of any junior stock, the amount, if any, for each share provided by the Board of Directors in the certificate made pursuant to subparagraph (d) of paragraph 1, plus, in respect of each such share, all dividends accrued and accumulated but unpaid (other than non-cumulative dividends from past dividend periods), but made in full to the holders of each series of the Preferred Stock, the remaining assets of the Corporation shall be distributed among the holders of the junior stock, according to their respective rights and preferences and pro rata in accordance with their respective holdings.

          5. On all matters with respect to which holders of the Preferred Stock or of certain series thereof are entitled to vote as a single class, each holder of Preferred Stock afforded such class voting right shall be entitled to one vote for each share held.

          6. For purposes of this Article FOURTH, the term "junior stock" shall mean the Common Stock and any other class of stock of the Corporation hereafter authorized which shall rank junior to all series of the Preferred Stock as to all dividends or preference on dissolution, liquidation or winding up of the Corporation.

          FIFTH: The number of directors of the Corporation shall be fixed as provided in the by-laws of the Corporation (the "By-laws"). The directors shall be divided into three classes, each class to contain as near as possible to one-third (1/3) of the total number of directors of the Board of Directors so fixed in the By-laws, and, except as otherwise provided by statute, in the case of any increase in the number of directors fixed in the By-laws, such increase shall be apportioned among the classes of directors so as to maintain each class as near as possible to one-third of the total number of directors as so increased. The initial term of office for members of the first class shall expire at the 1986 Annual Meeting of Stockholders; the initial term for members of the second class shall expire at the 1987 Annual Meeting of Stockholders; and the initial term for members of the third class shall expire at the 1988 Annual Meeting of Stockholders. At the expiration of the initial term, and of each succeeding term of each class, the directors of each class shall be elected to serve for a term of three years. The By-laws may contain any provision regarding classification not inconsistent with the terms hereof.

          SIXTH: The Corporation shall indemnify and hold harmless any director, officer, employee or agent of the Corporation from and against any and all expenses and liabilities that may be imposed upon or incurred by him in connection with, or as a result of, any proceeding in which he may become involved, as a party or otherwise, by reason of the fact that he is or was such a director, officer, employee or agent of the Corporation, whether or not he continues to be such at the time such expenses and liabilities shall have been imposed or incurred, to the extent permitted by the laws of the State of Delaware, as they may be amended from time to time.

          SEVENTH: In furtherance and not in limitation of the general powers conferred by the laws of the State of Delaware, the Board of Directors is expressly authorized to make, alter or repeal the By-laws of the Corporation, except as specifically stated therein.

          EIGHTH:  Whenever a compromise or arrangement is proposed
between this Corporation and its creditors or any class of them and/or between this Corporation and its stockholders of any class of them, any court of equitable jurisdiction within the State of
Delaware may, on the application in a summary way of this
Corporation or of any creditor or stockholder thereof or on the application of any receiver or receivers appointed for this
Corporation under the provisions of Paragraph 291 of Title 8 of the Delaware Code or on the application of trustees in dissolution or of any receiver or receivers appointed for this Corporation under the provisions of Paragraph 279 of Title 8 of the Delaware Code, order a meeting of the creditors or class of creditors, and/or of the stockholders or class of stockholders
4
 of this Corporation, as the case may be, to be summoned in such manner as the said Court directs. If a majority in number representing three-fourths in value of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this Corporation, as the case may be, agree to any compromise or arrangement and to any reorganization of this Corporation as a consequence of such compromise or arrangement, the said compromise or arrangement and the said reorganization shall, if sanctioned by the Court to which the said application has been made, be binding on all the creditors or class of creditors, and/or on all the stockholders or class of stockholders of this Corporation, as the case may be, and also on this Corporation.

          NINTH: Except as otherwise required by the laws of the State of Delaware, the stockholders and directors shall have the power to hold their meetings and to keep the books,documents and papers of the Corporation outside of the State of Delaware, and the Corporation shall have the power to have one or more offices within or without the State of Delaware, at such places as may be from time to time designated by the By-laws or by resolution of the stockholders or directors. Elections of directors need not be by ballot unless the By-laws of the Corporation shall so provide.

          TENTH: Subject to the terms of Article FOURTEENTH hereof, the Corporation reserves the right to amend, alter, change or repeal any provision contained in this Certificate of Incorporation, in the manner now or hereafter prescribed by statute, and all rights conferred upon stockholders herein are granted subject to this reservation.

          ELEVENTH: The affirmative vote of not less than eighty percent (80%) of the outstanding shares of "Voting Stock" (as hereinafter defined) of the Corporation shall be required for the approval or authorization of any "Business Combination" (as hereinafter defined); provided, however, that the eighty percent (80%) voting requirement referred to above shall not be applicable if:

          (1) The Board of Directors of the Corporation by a vote of not less than a majority of the directors then holding office (a) expressly approve in advance the acquisition of outstanding shares of Voting Stock of the Corporation that resulted in any "Related Person" (as hereinafter defined) becoming a Related Person or (b) expressly approved the Business Combination prior to the Related Person involved in the Business Combination having become a Related Person;

          (2) The Business Combination is solely between the Corporation and another corporation, one hundred percent
     (100%) of the Voting Stock of which is owned directly or indirectly by the Corporation; or

          (3) All of the following conditions have been met or have been waived by a vote of not less than a majority of the "Continuing Directors" (as hereinafter defined): (a) the Business Combination is a merger or consolidation proposed to be consummated within one year after the date of the transaction pursuant to which such Related Person became a Related Person, and the cash or fair market value of the property, securities or other consideration to be received per share by holders of Common Stock in the Business Combination is not less than the highest per share price (with appropriate adjustments for recapitalizations, reclassifications, stock splits, reverse stock splits and stock dividends) paid by the Related Person in acquiring any of its holdings of Common Stock; (b) the consideration to be received by such holders is either cash or, if the Related Person acquired the majority of its holdings of Common Stock for a form of consideration other than cash, in the same form of consideration; (c) after such Related Person has become a Related Person and prior to consummation of such Business Combination: (i) there shall have been no failure to declare and pay at the regular date therefor any full quarterly dividends (whether or not cumulative) on any outstanding shares of Preferred Stock, (ii) there shall have been no reduction in the dividends paid per share on the Common Stock (adjusted as appropriate for recapitalizations, reclassifications, stock splits, reverse stock splits and stock dividends), (iii) such Related Person shall not have become the "Beneficial Owner" (as hereinafter defined) of any additional shares of Voting Stock of the Corporation except as part of the transaction that results in such Related Person becoming a Related Person, and (iv) such Related Person shall not have received any benefit directly or indirectly (except proportionately as a stockholder) of any loans, advances, guarantees, pledges or other financial assistance or any tax credits or other tax advantages provided by the Corporation, whether in anticipation of or in connection with such Business Combination or otherwise; and
     (d) a proxy statement in compliance with the requirements of the Exchange Act (as hereinafter defined) and the rules and regulations promulgated thereunder (or any subsequent provisions replacing the Exchange Act, rules or regulations) shall be mailed to public stockholders of the Corporation at least forty (40) days prior to the consummation of the Business Combination for the purpose of soliciting stockholder approval of the Business Combination, and shall contain at the front thereof in a prominent place any recommendations as to the advisability or inadvisability of the Business Combination that the Continuing Directors or any of them may choose to state and an opinion of a reputable investment banking firm as to the fairness (or otherwise) of the terms of such Business Combination from the point of view of the remaining public stockholders of the Corporation (such investment banking firm to be selected by a majority of the Continuing Directors and to be paid a reasonable fee for its services by the Corporation).

For the purposes of this Article and ARTICLE TWELFTH:

          (i) The term "Business Combination" shall mean: (a) any merger or consolidation of the Corporation or a subsidiary of the Corporation with or into a Related Person, (b) any sale, lease, exchange, mortgage, pledge, transfer or other disposition of all or any "Substantial Part" (as hereinafter defined) of the assets either of the Corporation (including, without limitation, any voting securities of a subsidiary) or of a subsidiary, to or with a Related Person, (c) any sale, lease, exchange, transfer or other disposition of assets having a fair market value of $2,000,000 or more of a Related Person to the Corporation or a subsidiary of the Corporation,
     (d) the issuance or transfer by the Corporation or a subsidiary (other than by way of a pro rata distribution to all stockholders) of any securities of the Corporation or a subsidiary of the Corporation to a Related Person, (e) any reclassification of securities (including any reverse stock split) or recapitalization by the Corporation, the effect of which would be to increase the voting power (whether or not then exercisable) of a Related Person, (f) the adoption of any plan or proposal for the liquidation or dissolution of the Corporation proposed by or on behalf of a Related Person, (g) any series or combination of transactions directly or indirectly having the same effect as any of the foregoing and
     (h) any agreement, contract or other arrangement providing directly or indirectly for any of the foregoing.

          (ii) The term "Continuing Director" shall mean any member of the Board of Directors and who is not affiliated with a Related Person and who was a member of the Board of Directors immediately prior to the time that the Related Person became a Related Person, and any successor to a Continuing Director who is not affiliated with the Related Person and is recommended to succeed a Continuing Director by a majority of Continuing Directors who are then members of the Board of Directors.

          (iii) The term "Related Person" shall mean and include any individual, corporation, partnership or other "person" or "group" of persons or entities (as such terms are used on January 1, 1985 in Rule 13d under the Securities Exchange Act of 1934 (the "Exchange Act")), and the "Affiliates" and "Associates" (as such terms are defined on January 1, 1985 in rule 12b-2 under the Exchange Act) of any such individual, corporation, partnership or other person or group of persons, other than the Corporation or any employee benefit plan or plans sponsored by the Corporation, that individually or together constitute the "Beneficial Owner" (as such term is defined on January 1, 1985 in Rule 13d-3 and Rule 14d-1(b)(4) under the Exchange Act) of an aggregate of twenty percent (20%) or more of the outstanding Voting Stock of the Corporation.

          (iv) The term "Substantial Part" shall mean more than five percent (5%) of the book value of the total assets of the subject entity as of the end of the fiscal year ending prior to the time of the determination or, in the case of Voting Stock of a subsidiary of the Corporation, twenty percent (20%) or more of the outstanding shares of such subsidiary's Voting Stock.

          (v) Any person or group that has the right to acquire any shares of Voting Stock of the Corporation pursuant to any agreement, or upon the exercise of conversion rights, warrants or options, or otherwise, shall be deemed a Beneficial Owner for purposes of determining whether such person or group, individually or together with its Affiliates and Associates, is a Related Person.

          (vi) For purposes of subparagraph (3) of this Article ELEVENTH, the expression "other consideration to be received" shall include, without limitation, Common Stock retained by the Corporation's existing public stockholders in the event of a Business Combination in which the Corporation is the surviving corporation.

          (vii) The term "Voting Stock" shall mean all outstanding shares of capital stock of the Corporation or other corporation entitled to vote generally in the election of directors, and each reference to a proportion of shares of Voting Stock shall refer to shares having such proportion of the number of shares entitled to be cast.

          TWELFTH: Except as approved by a vote of not less than a majority of the directors of the Corporation then holding office (or, in the event that the Corporation at the time has a Related Person, then by a vote of not less than a majority of the Continuing Directors), no action shall be taken by the stockholders of the Corporation except at an annual or special meeting with prior notice and a vote; provided, however, that holders of the Preferred Stock may act by written consent to the extent provided in the resolution or resolutions referred to in Article FOURTH hereof. Except as provided hereinabove, no action shall be taken by the stockholders by written consent.

          THIRTEENTH: The stockholders shall not make, repeal, alter, amend or rescind the By-Laws except by the vote of the holders of not less than eighty percent (80%) of the total voting power of all shares of stock of the Corporation entitled to vote in the election of directors, considered for purposes of this Article THIRTEENTH as one class.

          FOURTEENTH: Articles, FIFTH, SIXTH, ELEVENTH, TWELFTH, THIRTEENTH hereof and this Article FOURTEENTH may not be amended, altered, changed, repealed or rescinded in any respect unless such action is approved by the affirmative vote of the holders of not less than eighty percent (80%) of the outstanding shares of stock of the Corporation entitled to vote in the election of directors, considered for purposes of this Article FOURTEENTH as one class. The voting requirements contained in this Article FOURTEENTH and in Articles ELEVENTH and THIRTEENTH hereof shall be in addition to voting requirements imposed by law or other provisions of this Certificate of Incorporation or any designation of preferences in favor of certain classes or series of classes of shares of capital stock of the Corporation.



          IN WITNESS WHEREOF, the Corporation has caused its corporate seal to be hereunto affixed and this Restated Certificate of Incorporation to be signed by Gerald Bench, its President, and attested by Robert G. Defonte, its Secretary, this 29th day of July, 1985.

                                   E&B MARINE INC.


                              By /s/ Gerald Bench
                                     ----------------
                                     Gerald Bench
                                     President



(Corporate Seal)

ATTEST:



 /s/ Robert G. Defonte
     ---------------------
     Robert G. Defonte
         Secretary



            CERTIFICATE OF RESTORATION AND REVIVAL OF
                  CERTIFICATE OF INCORPORATION
                               OF
                         E&B MARINE INC.


          It is hereby certified that:

          1. The name of the corporation (hereinafter called the ("Corporation") is E&B Marine Inc.

          2. The corporation was organized under the provisions of the General Corporation Law of the State of Delaware.

          3. The address, including the street, city, and county, of the registered office of the corporation in the State of Delaware and the name of the registered agent at such address are as follows:

               The Prentice-Hall Corporation System, Inc.
               229 South State Street
               Dover, Delaware 19901

          4. The corporation hereby procures a restoration and revival of its certificate of incorporation, which became inoperative by law on March 1, 1987 for failure to file annual reports and non-payment of taxes payable to the State of Delaware.

          5. The certificate of incorporation of the corporation, which provides for and will continue to provide for, perpetual duration, shall, upon the filing of this Certificate of Restoration and Revival of the Certificate of Incorporation in the Department of State of the State of Delaware, be restored and revived and shall become fully operative on February 28, 1987.

          6.   This Certificate of Restoration and Revival of the
Certificate of Incorporation is filed by authority of the duly elected directors as prescribed by Section 312 of the General Corporation Law of the State of Delaware.


Signed and attested to on August 12, 1987.



                              /s/Frederick H. Bond, Jr.
                              ---------------------------
                                 Executive Vice-President


Attest:



/s/ Thomas M. Haythe
    --------------------
    Assistant Secretary


STATE OF NEW YORK    )
                     )  SS.:
COUNTY OF NEW YORK   )

          BE IT REMEMBERED that, on August 12, 1987, before me, a Notary Public duly authorized by law the take acknowledgment of deeds, personally came Frederick H. Bond, Jr., Executive Vice-President of E&B Marine Inc., who duly signed the foregoing instrument before me and acknowledged that such signing is his act and deed, that such instrument as executed is the act and deed of said corporation, and that the facts stated therein are true.

          GIVEN under my hand on August 12, 1987.


                           /s/ Mary Patrice Murphy
                               Notary Public






                    CERTIFICATE OF AMENDMENT

                             OF THE

                  CERTIFICATE OF INCORPORATION

                               OF

                         E&B MARINE INC.


                        Under Section 242
             of the Delaware General Corporation Law
             ---------------------------------------


          The undersigned, being the Chairman of the Board of E&B
Marine Inc. (the "Corporation") hereby certifies that:

          FIRST:    The name of the Corporation is E&B Marine Inc.

          SECOND:   The Certificate of Incorporation of the
Corporation is hereby amended by the addition thereto of Article
FIFTEENTH as follows:

          FIFTEENTH:     A director of the Corporation shall not be
personally liable to the Corporation or to its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to the Corporation or to its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) for the unlawful payment of dividends or unlawful stock purchases under Section 174 of the General Corporation Law of Delaware, or (iv) for any transaction from which the director derived any improper personal benefit. If the General Corporation Law of Delaware is amended to authorize a further elimination or limitation of the personal liability of directors, then the liability of a director of the Corporation shall be eliminated or limited to the fullest extent permitted by the General Corporation Law of Delaware as so amended. This Article FIFTEENTH may not be amended, altered, changed, repealed or rescinded in any respect unless such action is approved by the affirmative vote of the holders of not less than eighty percent (80%) of the outstanding shares of capital stock of the Corporation entitled to vote in the election of directors, considered for purposes of this Article FIFTEENTH as one class. The voting requirements contained in this Article FIFTEENTH shall be in addition to voting requirements imposed by law or other provisions of this Certificate of Incorporation or any designation of preferences in favor of certain classes or series of classes of shares of capital stock of the Corporation.

          THIRD:    The amendment to the Certificate of
Incorporation to Article FIFTEENTH thereto was adopted by the shareholders of the Corporation on July 14, 1987.

          FOURTH:   The number of shares entitled to vote on the
amendment to the Certificate of Incorporation to add Article
FIFTEENTH was 1,628,372.

          FIFTH:    The number of shares that approved the
amendment to the Certificate of Incorporation to add Article
FIFTEENTH was 1,575,749. The number of shares that voted against the amendment was 40,924.

          IN WITNESS WHEREOF, the Corporation has caused the Corporate seal to be hereunto affixed and this Certificate of Amendment to the Certificate of Incorporation to be signed by Gerald Bench, its Chairman of the Board, and attested by Robert G. Defonte, its Secretary, this 24th day of August, 1987.


                              E&B MARINE INC.

                              By:/s/ Gerald Bench
                                  -----------------------
                                     Gerald Bench
                                     Chairman of the Board

[Corporate Seal]

ATTEST:



/s/ Robert G. Defonte
- ------------------------
    Robert G. Defonte
    Secretary



                    CERTIFICATE OF AMENDMENT

                               OF

                  CERTIFICATE OF INCORPORATION

                               OF

                         E&B MARINE INC.


          E&B MARINE INC., a corporation organized and existing under the laws of the State of Delaware (the "Corporation"), pursuant to the provisions of the General Corporation Law of the State of Delaware (the "GCL"), DOES HEREBY CERTIFY as follows:

          FIRST:    Article FOURTH of the Certificate of
Incorporation of the Corporation, which sets forth the authorized capital stock of the Corporation, is hereby amended by deleting the first sentence of Article FOURTH in its present form and substituting therefor a new first sentence of Article FOURTH to read as follows:

          "The total number of shares of capital stock which the Corporation shall have authority to issue is 1,000,000 shares of Preferred Stock, $1.00 par value
     ("Preferred Stock"), and 10,000,000 shares of Common
     Stock, $.01 par value ("Common Stock")."

          SECOND:   The amendment to the Certificate of
Incorporation of the Corporation set forth in this Certificate of Amendment has been duly adopted in accordance with the applicable provisions of Section 242 of the GCL, (a) the Board of Directors having duly adopted a resolution setting forth such amendment and declaring its advisability at a meeting of the Board of Directors of the Corporation duly called and held in conformity with the By-laws of the Corporation and directing that the amendment proposed be considered at the Annual Meeting of Stockholders, and (b) the stockholders of the Corporation having duly adopted such amendment by a vote of the holders of a majority of the shares of outstanding capital stock entitled to vote thereon at the Annual Meeting of Stockholders called and held upon notice in accordance with Section 222 of the GCL, there being only one class of capital stock of the Corporation outstanding.

          THIRD:    The capital of the Corporation will not be
reduced under or by reason of the amendment to its Certificate of Incorporation set forth in this Certificate of Amendment.

          IN WITNESS WHEREOF, the Corporation has caused its corporate seal to be hereunto affixed and this Certificate of Amendment of its Certificate of Incorporation to be signed by Frederick H. Bond, Jr., its Executive Vice President, and attested by Thomas M. Haythe, its Assistant Secretary, as of the 12th day of September, 1988.

                              E&B MARINE INC.

                              By /s/ Frederick H. Bond, Jr.
                                 ---------------------------
                                     Frederick H. Bond, Jr.
                                     Executive Vice President

[Corporate Seal]

Attest:

By /s/ Thomas M. Haythe
   -----------------------
       Thomas M. Haythe
     Assistant Secretary


                  CERTIFICATE OF DESIGNATION OF
      SERIES A PREFERRED STOCK AND SERIES B PREFERRED STOCK

                               OF

                         E&B MARINE INC.

                 Pursuant to Section 151 of the
        General Corporation Law of the State of Delaware


          We, Frederick H. Bond, Jr., Chief Executive Officer and Thomas M. Haythe, Assistant Secretary, of E&B Marine Inc., a corporation organized and existing under the General Corporation Law of the State of Delaware (the "Corporation"), in accordance with the provisions of Section 103 thereof, DO HEREBY CERTIFY:

          That pursuant to the authority conferred upon the Board of Directors by Article Fourth of the Certificate of Incorporation of the Corporation, and in accordance with the provisions of
Section 151 of the General Corporation Law of the State of Delaware, on February 21, 1989, the Board of Directors of the Corporation adopted the following resolution creating a series of its Preferred Stock, $1.00 par value, designated as Series A Preferred Stock and a series of its Preferred Stock, $1.00 par value, designated as Series B Preferred Stock:

          RESOLVED, that pursuant to the authority vested in the Board of Directors of this Corporation in accordance with the provisions of Article Fourth of its Certificate of Incorporation (the "Certificate of Incorporation"), two series of Preferred Stock, $1.00 par value, of the Corporation, be and they hereby are created, and that the respective designations and amounts thereof and the respective voting powers, preferences and relative, participating, optional and other special rights of the shares of each such series, and the respective qualifications, limitations or restrictions thereof are as follows:

          (1)   Designation and Amount.  An aggregate of
                -----------------------
     946,167 shares of Preferred Stock, $1.00 par value, of
     the Corporation are hereby constituted as a series
     designated as "Series A Preferred Stock" (the "Series A
     Preferred Stock").  An aggregate of 52.282 shares of
     Preferred Stock, $1.00 par value, of the Corporation are
     hereby constituted as a series designated as "Series B
     Preferred Stock" (the "Series B Preferred Stock" and
     together with the Series A Preferred Stock, the
     "Preferred Stock").  Such number of shares of each such
     series may be increased or decreased by resolution of the
     Board of Directors; provided, that no decrease shall
                         --------
     reduce the number of shares of either such series to a number less than the number of shares of such series then outstanding plus the number of shares of such series reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by the Corporation convertible into shares of such series.

          (2)   Dividends.  In the event that any dividends are
                ----------
     declared in respect of the common stock, $.01 par value (the "Common Stock"), of the Corporation (in cash, assets of the Corporation, evidences of its indebtedness, or securities of the Corporation (other than Common Stock, rights or options contemplated in Section 4(c)(A) or Convertible Securities (as hereinafter defined)), the holders of the then outstanding Series A Preferred Stock shall be entitled to receive dividends in an amount and kind per share of Series A Preferred Stock equal to the amount and kind of dividends paid on each share of the Common Stock multiplied by the number of shares of Common Stock into which each share of the Series A Preferred Stock could then be converted and the holders of the then outstanding Series B Preferred Stock shall be entitled to receive dividends in an amount and kind per share of Series B Preferred Stock equal to the amount and kind of dividends paid on each share of the Common Stock multiplied by the number of shares of Common Stock into which each share of the Series B Preferred Stock could then be converted, in each case payable at the time such dividends are payable with respect to the Common Stock.
     In the event that any dividends in Common Stock, rights or options contemplated in Section 4(c)(A) or Convertible Securities are declared in respect of the Common Stock, the holders of the then outstanding Series A Preferred Stock shall be entitled to receive dividends in an amount and kind per share of Series A Preferred Stock equal to the amount and kind of dividends paid on each share of Common Stock multiplied by the number of shares of Common Stock into which each share of the Series A Preferred Stock could then be converted, payable at the time such dividends are payable with respect to the Common Stock.

          (3)   Liquidation, Dissolution or Winding Up.  In the
                ---------------------------------------
     event of the liquidation, dissolution or winding up of the Corporation, if assets and funds remain in the Corporation, the holders of the Series A Preferred Stock shall be entitled to receive the amount per share of $2.778 (which amount shall be the stated value of each share of Series A Preferred Stock; hereinafter referred to as the "Series A Issue Price") for each outstanding share of Series A Preferred Stock held by them and the holders of the Series B Preferred Stock shall be entitled to receive the amount per share of $175 (which amount shall be the stated value of each share of Series B Preferred Stock; hereinafter referred to as the "Series B Issue Price") for each share of Series B Preferred Stock held by them before any amount shall be paid on account of any other series of Preferred Stock or the Common Stock. If the assets and funds of the Corporation shall be insufficient to permit the payment in full to holders of Series A and Series B Preferred Stock of the aforesaid amounts, then the remaining assets and funds of the Corporation shall be distributed ratably among the holders of the then outstanding shares of Series A and Series B Preferred Stock in the same proportion as the full preferential amount each such holder would otherwise be entitled to receive bears to the total of the full preferential amounts that would otherwise be payable to all holders of the Series A and Series B Preferred Stock. A consolidation or merger of the Corporation with or into any other corporation or corporations, or a sale, conveyance or disposition of all or substantially all of the assets of the Corporation shall be deemed to be a liquidation within the meaning of this Section 3.

          (4)   Conversion.  The Series A and Series B Preferred
                -----------
     Stock shall be subject to conversion as follows:

               (a)   Conversion Prices.  On the Effective Date
                     ------------------
     (as hereinafter defined), each share of Series A Preferred Stock automatically shall be converted into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing the Series A Issue Price by the Series A Conversion Price at the time in effect for such share. On the Effective Date, each share of Series B Preferred Stock automatically shall be converted into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing the Series B Issue Price by the Series B Conversion Price at the time in effect for such share. The initial Series A conversion Price per share shall be the amount determined by dividing the Series A Issue Price by three and the initial Series B Conversion Price per share shall be the amount determined by dividing the Series B Issue Price by 50; provided, however, that the Series A Conversion Price shall be subject to adjustment as set forth in Section 4(d) and the Series B Conversion Price shall be subject to adjustment as set forth in Sections 4(c) and 4(d). For purposes hereof, the term "Effective Date" shall mean the effective date of an amendment to the Certificate of Incorporation increasing the number of shares of Common Stock authorized for issuance to at least 20,000,000 shares.

               (b)  Mechanics of Conversion.  Upon the terms and
                    ------------------------
     conditions set forth in this Certificate of Designation, holders of Series A and Series B Preferred Stock shall convert such shares into shares of Common Stock and the Corporation shall exchange the certificates representing the Series A and Series B Preferred Stock for certificates representing Common Stock. Such conversion shall be deemed to have been made immediately prior to the close of business on the Effective Date and such exchange of certificates shall take place within the 30-day period following the Effective Date at a date mutually agreed upon by the holders of a majority of the outstanding shares of Preferred Stock and the Corporation. The person or persons entitled to receive the shares of Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Common Stock as of such date.
     No fractional share of Common Stock, or scrip for any such fractional share, shall be issued upon the conversion of the Series A and Series B Preferred Stock, but in lieu thereof the Corporation shall pay to each older thereof who would otherwise have been entitled to any such fractional share, out of funds legally available therefor, a cash adjustment in respect of such fractional share in an amount equal to the same fraction of the Market Price (as hereinafter defined).

               (c)   Adjustment of Series B Conversion Price.
                     ----------------------------------------
     The Series B Conversion Price shall be subject to adjustment from time to time as follows:

               If and whenever after the Date of Original Issuance (as hereinafter defined) the Corporation shall issue or sell any shares of Common Stock for a consideration per share of less than the Series B Conversion Price then in effect, other than upon an issuance of Excluded Stock (as hereinafter defined), forthwith upon such issue or sale (and without regard to whether or not any shares of Series B Preferred Stock theretofore shall have been issued), the Series B Conversion Price shall be reduced (but not increased, except as otherwise specifically provided in subsection 4(c)(C)) to the price (calculated to the nearest cent) determined by dividing (x) an amount equal to the sum of (A) the aggregate number os shares of Common Stock outstanding immediately prior to such issue or sale multiplied by the then existing Series B Conversion Price, and (B) the consideration, if any, received by the Corporation upon such issue or sale, by
          (y) the aggregate number of shares of Common Stock outstanding immediately after such issue or sale. No adjustment of the Series B Conversion Price, however, shall be made in a amount less than $.01 per share, but any such lesser adjustment shall be carried forward and shall be made at the time of and together with the next subsequent adjustment, provided, such adjustments result in an adjustment in the Series B Conversion Price exceeding $.01 per share in the aggregate.

          For purposes of this Section 4(c), the following subparagraphs A to (I), inclusive, shall be applicable:

          (A)   Issuance of Rights or Options.  In case at any
                ------------------------------
time after the Date of Original Issuance the Corporation shall in any manner grant (whether directly or by assumption in a merger or otherwise) any rights to subscribe for or to purchase, or any options for the purchase of shares of Common Stock or any stock or securities convertible into or exchangeable for shares of Common Stock (such convertible or exchangeable stock or securities being herein called "Convertible Securities"), whether or not such rights or options or the right to convert or exchange any such Convertible Securities are immediately exercisable, and the price per share for which shares of Common Stock are issuable upon the exercise of such rights or options or upon conversion or exchange of such Convertible Securities (determined by dividing (i) the total amount, if any, received or receivable by the Corporation as consideration for the granting of such rights or options, plus the minimum aggregate amount of additional consideration, if any, payable to the Corporation upon the exercise of such rights or options, or plus, in the case of such rights or options which relate to Convertible Securities, the minimum aggregate amount of additional consideration, if any, payable upon the issue or sale of such Convertible Securities and upon the conversion or exchange thereof, by (ii) the total maximum number of shares of Common
Stock issuable upon the exercise of such rights or options or upon the conversion or exchange of all such Convertible Securities issuable upon the exercise of such rights or options) shall be less than the Series B Conversion Price determined as of the date of the granting o such rights or options, then the total maximum number of shares of Common Stock issuable upon the exercise of such rights or options or upon conversion or exchange of all such Convertible Securities issuable upon the exercise of such rights or options shall be deemed to be outstanding as of the date of the granting of such rights or options and to have been issued for such price per share, with the effect on the Series B Conversion Price specified in Section 4(c). Except as provided in subparagraph (C), no further adjustment of the Series B Conversion Price shall be made upon the actual issue of such shares of Common Stock or of such Convertible Securities upon exercise of such rights or options or upon the actual issue of such shares of Common stock upon conversion or exchange of such Convertible Securities.

          (B)   Issuance of Convertible Securities.  In case at
                -----------------------------------
any time after the Date of Original Issuance the Corporation shall in any manner issue (whether directly or by assumption in a merger or otherwise) or sell any Convertible Securities, whether or not the right to exchange or convert thereunder is immediately exercisable, and the price per share for which shares of Common
Stock are issuable upon such conversion or exchange (determined by dividing (i) the total amount, if any, received or receivable by the Corporation as consideration for the issue or sale of such Convertible Securities, plus the minimum aggregate amount of additional consideration, if any, payable to the Corporation upon the conversion or exchange thereof, by (ii)the total maximum number of shares of Common Stock issuable upon the conversion or exchange of all such Convertible Securities) shall be less than the Series B Conversion Price determined as of the date of such issue or sale, then the total maximum number of shares of common Stock issuable upon conversion or exchange of all such Convertible Securities shall be deemed to be outstanding as of the date of the issue or sale of such Convertible Securities shall be deemed to be outstanding as of the date of the issue or sale of such Convertible Securities and to have been issued for such price per share, with the effect on the Series B Conversion Price specified in Section 4(c); provided, however, that (a) except as otherwise provided in subparagraph (C), no further adjustment of the Series B Conversion Price shall be made upon the actual issue of such shares of Common Stock upon conversion or exchange of such Convertible Securities, and (b) if any such issue or sale of such Convertible Securities is made upon exercise of any rights to subscribe for or to purchase or any option to purchase any such Convertible Securities for which adjustments of the Series B Conversion Price have been or are to be made pursuant to the provisions of subparagraph (a), no further adjustment of such Conversion Price shall be made by reason of such issue or sale.

               (C)   Change in Option Price or Conversion Rate.
                     ------------------------------------------
Upon the happening of any of the following events, namely, if the purchase price provided for in any right or option referred to in subparagraph (A), the additional consideration, if any, payable upon the conversion or exchange of any Convertible Securities referred to in subparagraphs (A) or (B), or the rate at which any Convertible Securities referred to in subparagraphs (A) or
(B) are convertible into or exchangeable for shares of Common Stock shall change (other than under or by reason of provisions designed to protect against dilution), the Series B Conversion Price shall forthwith be readjusted (increased or decreased, as the case may be) to the Series B Conversion Price which would have been in effect at such time had such rights, options or Convertible Securities still outstanding provided for such changed purchase price, additional consideration or conversion rate, as the case may be, at the time initially granted, issued or sold. On the expiration of any such option or right referred to in subparagraph (A), or the termination of any such right to convert or exchange any such Convertible Securities referred to in subparagraphs (A) or (B), the Series B Conversion Price shall forthwith be readjusted (increased or decreased, as the case may be) to the Series B Conversion Price which would have been in effect at the time of such expiration or termination had such right, option or Convertible Securities, to the extent outstanding immediately prior to such expiration or termination, never been granted, issued or sold, and the shares of Common Stock issuable thereunder shall no longer be deemed to be outstanding. If the purchase price provided for in any such right or option referred to in subparagraph (A) or the rate at which any Convertible Securities referred to in subparagraphs (A) or (B) are convertible into or exchangeable for shares of common Stock shall be reduced at any time under or by reason of provisions with respect thereto designed to protect against dilution, then in case of the delivery of shares of Common Stock upon the exercise of any such right or option or upon conversion or exchange of any such Convertible Securities, the Series B Conversion Price then in effect hereunder shall, if not already adjusted, forthwith be adjusted to such amount as would have obtained had such right, option or Convertible Securities never been issued as to such shares of Common Stock and had adjustments been made upon the issuance of the shares of Common Stock delivered as aforesaid, but only if as a result of such adjustment such Conversion Price is thereby reduced.

          (D)   Stock Dividend.  In case at any time on or after
                ---------------
the Date of Original Issuance the Corporation shall declare a dividend or make any other distribution upon any class or series of stock of the Corporation payable in shares of Common Stock or Convertible Securities, any shares of Common Stock or Convertible Securities, as the case may be, issuable in payment of such dividend or distribution shall be deemed to have been issued or sold without consideration with the effect on the Series B Conversion Price specified in Section 4(c).

          (E)   Consideration for Stock.  In case at any time
                ------------------------
shares of Common Stock or Convertible Securities or any rights or options to purchase any such shares of Common Stock or Convertible Securities shall be issued or sold for cash, the consideration therefore shall be deemed to be the amount received by the Corporation therefor, without deduction therefrom of any expense incurred or any underwriting commissions or concessions paid or allowed by the Corporation in connection therewith. In case at any time any shares of Common Stock, Convertible Securities or any rights or options to purchase any such shares of Common Stock or Convertible Securities shall be issued or sold for consideration other than cash, the amount of the consideration other than cash received by the Corporation shall be deemed to be the fair value of such consideration, as determined reasonably and in good faith by the Board of Directors of the Corporation, without deduction of any expenses incurred or any underwriting commissions or concessions paid or allowed by the Corporation in connection therewith. In case at any time any shares of Common Stock, Convertible Securities or any rights or options to purchase any shares of Common Stock or Convertible Securities shall be issued in connection with any merger or consolidation in which the Corporation is the surviving corporation, the amount of consideration received therefor shall be deemed to be the fair value, as determined reasonably and in good faith by the Board of Directors of the Corporation, of such portion of the assets and business of the nonsurviving corporation as such Board of Directors may determine to be attributable to such shares of Common Stock, Convertible Securities, rights or options, as the case may be. In case at any time any rights or options to purchase any shares of Common Stock or Convertible Securities shall be issued in connection with the issue and sale of other securities of the Corporation, together comprising one integral transaction in which no consideration is allocated to such rights or options by the parties thereto, such rights or options shall be deemed to have been issued without consideration.

          (F)   Record Date.  In case the Corporation shall take
                ------------
a record of the holders of its shares of Common Stock for the purpose of entitling them (i) to receive a dividend or other distribution payable in shares of Common Stock or Convertible Securities, or (ii) to subscribe for or purchase shares of Common Stock or Convertible Securities, then such record date shall be deemed to be the date of the issue or sale of the shares of Common Stock or Convertible Securities deemed to have been issued or sold as a result of the declaration of such dividend or the making of such other distribution or the date of the granting of such right or subscription or purchase, as the case may be.

          (G)   Treasury Shares.  The number of shares of Common
                ----------------
Stock outstanding at any given time shall not include shares owned or held by or for the account of the Corporation, and the disposition of any such shares shall be considered an issue or sale of shares of Common Stock for the purposes of Section 4(c).

          (H)   Definition of Market Price.  The term "Market Price" shall
                ---------------------------
     mean, for any day, the last sale price for the Common Stock on the principal securities exchange (other than the Boston Stock Exchange) on which the Common Stock is listed or admitted to trading, or, if not so listed or admitted to trading on any securities exchange (other than the Boston Stock Exchange), the last sale price for the Common Stock on the National Association of Securities Dealers National Market System, of, if the common Stock shall not be listed on such system, the closing bid price in the over-the-counter market, in each such case, unless otherwise provided herein, averaged over a period of 20 consecutive business days prior to the day as of which Market Price is being determined. If at any time the Common stock is not listed on any such exchange or such system or quoted in the over-the-counter market, the Market Price of the Common Stock shall be deemed to be the higher of (i) the book value thereof, as determined in accordance with generally accepted accounting principles consistent with those then being applied by the Corporation, by any firm of independent certified public accountants (which may be the regular auditors of the Corporation) of recognized national standing selected by the Board of Directors of the Corporation, as of the last day of the month ending within 31 days preceding the date as of which the determination is to be made, and (ii) the fair value thereof, as determined in good faith by an independent investment banking firm, Standard & Poor's Corporation or Moody's Investors Service, as selected by the Board of Directors of the Corporation, as the date which is within 15 days preceding the date as of which the determination is to be made. The Corporation shall pay all costs and expenses in connection with the determination of the Market Price of the Common Stock.

          (I)   Definition of Excluded Stock and Date of Original
                -------------------------------------------------
Issuance.   The term "Excluded Stock" shall mean shares of Common
- ---------
Stock issued (w) upon exercise of options granted under the Corporation's 1983 Stock Option Plan (the "Stock Option Plan") outstanding as of
February 22, 1989 (the "Date of Original Issuance") or options granted under the Stock Option Plan subsequent to the Date of Original Issuance or (x) pursuant to the Corporation's 1983 Employee Stock Purchase plan or (y) upon conversion of the Series A Preferred Stock or (z) upon exercise of (i) options to purchase an aggregate of 25,000 shares of Common Stock granted by the Company in connection with the acquisition (the "Goldbergs' Acquisition"), by the Corporation of the businesses of Goldbergs' Marine Distributors, Inc. and Goldbergs' Marine Distributors of New York, Inc., (ii) warrants to purchase an aggregate of 60,000 shares of Common Stock granted by the Corporation in connection with the Goldbergs' Acquisition, (iii) warrants to purchase an aggregate of 100,000 shares of Common Stock granted by the Corporation to Alvarez & Marsal, Inc., and (iv) warrants to purchase an aggregate of 278,000 shares of Common Stock granted by the Corporation to certain of its present and former directors.

               (d)   Subdivision or Combination of Stock.  In
                     ------------------------------------
case the Corporation shall at any time on or after the Date or Original issuance subdivide by stock split its outstanding Common Stock into a greater number of shares, the Series A and Series B Conversion Prices in effect immediately prior to such subdivision shall be proportionately reduced, and conversely, in case the outstanding Common Stock of the Corporation shall be combined on or after the Date of Original Issuance by reverse stock split into a smaller number of shares, the Series A and Series B Conversion Prices in effect immediately prior to such combination shall be proportionately increased, in each case without regard to whether or not any shares of Series B Preferred Stock theretofore shall have been issued.

               (e)   Reorganization, Reclassification,
                     ---------------------------------
Consolidation, Merger.  In case any capital reorganization,
- ----------------------
reclassification of the capital stock of the Corporation, consolidation or merger of the Corporation with another corporation, or sale, transfer or other disposition of all or substantially all of the Corporation's properties to another corporation shall be effected, then, as a condition of such reorganization, reclassification, consolidation, merger, sale, transfer or other disposition, lawful and adequate provision shall be made whereby each holder of Series A Preferred Stock and each holder of Series B Preferred Stock shall thereafter have the right to purchase and receive upon the basis and upon the terms and conditions herein specified and in lieu of the securities immediately theretofore issuable upon conversion of each share of such series of Preferred Stock, such shares of stock, securities or properties as may be issuable to payable with respect to or in exchange for a number of outstanding shares of Common Stock into which a share of such series of Preferred Stock is then convertible had such reorganization, reclassification, consolidation, merger, sale, transfer or other disposition not taken place, and in any such case appropriate provision shall be made with respect to the rights and interests of each holder of the Series A Preferred Stock and each holder of Series B Preferred Stock and each holder of Series B Preferred Stock to the end that the provisions hereof (including, without limitation, provision for adjustment of the Series A and Series B Conversion Prices) shall thereafter be applicable, as nearly equivalent as may be practicable in relating to any shares of stock, securities or properties thereafter deliverable upon the exercise thereof. The Corporation shall not effect any such consolidation, merger, sale, transfer or other disposition, unless prior to or simultaneously with the consummation thereof the successor corporation, if other than the Corporation, resulting from such consolidation or merger, or the corporation purchasing or otherwise acquiring such properties shall assume, by written instrument executed and mailed or delivered to the holders of the Series A and Series B Preferred Stock at the last address of such holders appearing in the books of the Corporation, the obligation to deliver to such holders such shares of stock, securities or properties, in accordance with the foregoing provisions, as such holder may be entitled to acquire. The above provisions of this Section 4(e) shall similarly apply to successive reorganizations, reclassifications, consolidations, mergers, sales, transfers, or other dispositions.

               (f)   Notice of Determination.  Except as
                     ------------------------
otherwise provided herein, upon any adjustment of the Series A Conversion Price or Series B Conversion Price, then and in each such case the Corporation shall promptly deliver to each holder of such series of Preferred Stock a certificate of the Corporation's chief financial officer stating the Conversion Price of such series resulting from such adjustment and the increase or decrease, if any, in the number of shares of Common Stock into which each share of such series of Preferred Stock is then convertible, and setting forth in reasonable detail the method of calculation and the facts upon which such calculation is based.

               (g)   Intent of Provisions.  If any event occurs
                     ---------------------
as to which, in the opinion of the Board of Directors of the Corporation, the other provisions of this Section 4 are not strictly applicable or if strictly applicable, would not fairly protect the rights of the holders of the Series A Preferred Stock or the holders of the Series B Preferred Stock or the holders of the Series B Preferred Stock in accordance with the essential intent and principles of such provision, then such Board of Directors shall appoint a firm of independent certified public accountants (which may be the regular auditors of the Corporation) of recognized national standing, which shall give their opinion, at the Corporation's expense, upon the adjustment, if any, on a basis consistent with such essential intent and principles, necessary to preserve, without dilution, the right of the holders of the Series A Preferred Stock or the Series B Preferred Stock, as the case may be. Upon receipt of such opinion by the Board of Directors of the Corporation, the Corporation shall forthwith make the adjustments described therein; provided, however, that no such adjustment pursuant to this Section 4(g) shall have the effect of increasing the Conversion Price as otherwise determined pursuant to the other provisions of this Section 4 except in the event of a combination of shares of the type contemplated in Section 4(d) and then in no event to an amount larger than the Series A or Series B Conversion Price as adjusted pursuant to Section 4(d).

               (h) The Corporation will take such corporate action as may, in the opinion of its counsel, be necessary to increase its authorized but unissued shares of Common Stock to such number of shares as shall be sufficient for the purpose of effecting the conversion of all outstanding shares of Series A and Series B Preferred Stock.

               (5)   Other Notices.  If at any time:
                     --------------
               (a) The Corporation shall declare any dividend on the Common Stock payable in shares of capital stock of the Corporation, cash or other property; or

               (b) The Corporation shall authorize the issue of any options, warrants or rights pro rata to all holders of Common Stock entitling them to subscribe for or purchase any shares of stock of the Corporation or to receive any other rights; or

               (c) The Corporation shall authorize the distribution pro rata to all holders of Common Stock of evidences of its indebtedness or assets (excluding cash dividends or cash distributions paid out of retained earnings or retained surplus); or

               (d) There shall occur any reclassification of the Common Stock, or any consolidation or merger of the Corporation with or into another corporation or a sale, conveyance or other disposition to another corporation of all or substantially all of the properties of the Corporation; or

               (e) There shall occur the voluntary or involuntary liquidation, dissolution or winding up of the affairs of the
     Corporation:

     then, and in each of such cases, the Corporation shall deliver to each holder of Series A Preferred Stock and each holder of Series B Preferred Stock at its last address appearing on the books of the Corporation as promptly as practicable but in any event at last 30 days prior to the applicable record date (or determination date) mentioned below, a notice stating, to the extent such information is available, (i) the date on which a record is to be taken for the purpose of such dividend, distribution or rights, or, if a record is not to be taken, the date as of which the holders of Common Stock of record to be entitled to such dividend, distribution or rights are to be determined, or (ii) the date on which such reclassification, consolidation, merger, sale, transfer, liquidation, dissolution or winding up is expected to become effective and the date as of which it is expected that holders of Common Stock of record shall be entitled to exchange their common Stock for securities or other property deliverable upon such reclassification, consolidation, merger, sale, transfer, liquidation, dissolution or winding up.

          (6)   Voting Rights.  The holders of shares of Series A
                --------------
and Series B Preferred Stock shall have the following voting rights:

               (a)   Number of Votes.  Each share of Series A and Series B
                     ----------------
Preferred Stock shall entitle the holder thereof to one vote on all matters submitted to a vote of the stockholders of the Corporation.

               (b)   Voting as a Single Class.  Except as
                     -------------------------
otherwise provided herein, in the Certificate of Incorporation, in any other Certificate of Designation creating a series of Preferred Stock or any similar stock, or by law, the holders of shares of Series A Preferred Stock, the holders of shares of Series B Preferred Stock and the holders of shares of Common Stock and any other capital stock of the Corporation having general voting rights shall vote together as one class on all matters submitted to vote together as one class on all matters submitted to a vote of stockholders of the Corporation.

          (7)   Reacquired Shares.  Any shares of Series A or
                ------------------
Series B Preferred Stock purchased or otherwise acquired by the Corporation in any manner whatsoever shall be retired and cancelled promptly after the acquisition thereof. All such shares shall upon their cancellation become authorized but unissued shares of Preferred Stock and may be reissued as part of a new series of Preferred Stock subject to the conditions and restrictions on issuance set forth herein, in the Certificate of Incorporation or as otherwise required by law.

          (8)   Redemption.  The shares of Series A and Series B
                -----------
Preferred Stock shall not be redeemable.

          (9)   Bank.  The Series A and Series B Preferred Stock
                -----
shall rank, with respect to the payment of dividends and the distribution of assets, pari passu with respect to each other and
        ----------
senior to any other series of the Corporation's Preferred Stock and to all other classes of the Corporation's capital stock.

          (10)   Amendment.  The Certificate of Incorporation shall not be
                 ----------
amended in any manner which would materially alter or change the powers, preferences or special rights of the Series A or Series B Preferred Stock so as to affect them adversely without the affirmative vote of the holders of at least two-thirds of the outstanding shares of Series A and Series B Preferred Stock, voting together as a single series.

          This Certificate of Designation was authorized by resolution duly adopted by the Board of Directors of the Corporation at a meeting thereof duly called and held on February 21, 1989, at which a quorum was present and acting throughout.

          IN WITNESS WHEREOF, the Corporation has caused its corporate seal to be hereunder affixed and this Certificate of Designation to be singed by Frederick H. Bond, Jr., its Chief Executive Officer, and attested to by Thomas M. Haythe, its Assistant Secretary on the 27th day of February, 1989.



                              E&B MARINE INC.


                               /s/ Frederick H. Bond, Jr.
                               --------------------------
                                   Chief Executive Officer
[SEAL]

Attest:


/s/ Thomas M. Haythe
- -----------------------
    Assistant Secretary




                         CERTIFICATE OF AMENDMENT
                                    OF
                       CERTIFICATE OF INCORPORATION
                                    OF
                              E&B MARINE INC.
          E&B MARINE INC., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware (the "Corporation"), DOES HEREBY CERTIFY as follows:

          FIRST: The Certificate of Incorporation of the Corporation is hereby amended by deleting Article FOURTH of the Certificate of Incorporation in its present form and substituting therefor a new Article FOURTH in the following form:

          FOURTH: The total number of shares of capital stock which the Corporation shall have authority to issue is 1,000,000 shares of preferred stock, $1.00 par value ("Preferred Stock"), and 20,000,000 shares of common stock, $.01 par value ("Common Stock").

          SECOND: The amendment to the Certificate of Incorporation of the Corporation set forth in this Certificate of Amendment has been duly adopted in accordance with the applicable provisions of Section 242 of the General Corporation Law of the State of Delaware, (a) the Board of Directors of the Corporation having duly adopted a resolution setting forth such amendment and declaring its advisability at a meeting of the Board of Directors of the Corporation duly called and held in conformity with the Bylaws of the Corporation and (b) in lieu of a meeting and vote of stockholders, the holders of the capital stock of the Corporation having not less than the minimum number of votes that would have been necessary to adopt such an amendment at a meeting at which all members having a right to vote thereon were present and voted having duly consented in writing to the adoption of such amendment and written notice thereof in accordance with Section 228(d) of the General Corporation Law of the Statement of Delaware having been given to the holders who did not so consent.

          IN WITNESS WHEREOF, the Corporation has caused its corporate seal to be hereunto affixed and this Certificate of Amendment of its Certificate of Incorporation to be signed as of the 8th day of August, 1989.

                              E&B MARINE INC.

                              By /s/ Frederick H. Bond, Jr.
                                 --------------------------
                                 Title:
                                 E.V.P. & C.E.O.
                                 Frederick Bond

[Corporate Seal]
Attest:



/s/ Daniel Morris
- -----------------
           Secretary
Assistant
Daniel Morris



                         CERTIFICATE OF AMENDMENT

                                    OF

                       CERTIFICATE OF INCORPORATION

                                    OF

                              E&B MARINE INC.


                        Pursuant to Section 242 of
                   the Delaware General Corporation Law


          E&B MARINE INC., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware (the "Corporation"), DOES HEREBY CERTIFY as follows:

          FIRST: The Certificate of Incorporation of the Corporation is hereby amended by deleting Article FOURTH of the Certificate of Incorporation in its present form and substituting therefor a new Article FOURTH in the following form:

          FOURTH: The total number of shares of capital stock which the Corporation shall have authority to issue is 1,000,000 shares of preferred stock, $1.00 par value ("Preferred Stock"), and 30,000,000 shares of common stock, $.01 par value ("Common Stock").

          SECOND: The amendment to the Certificate of Incorporation of the Corporation set forth in this Certificate of Amendment has been duly adopted in accordance with the applicable provisions of Section 242 of the General Corporation Law of the State of Delaware, (a) the Board of Directors of the Corporation having duly adopted a resolution setting forth such amendment and declaring its advisability at a meeting of the Board of Directors of the Corporation duly called and held in conformity with the By-laws of the Corporation and (b) the stockholders of the Corporation having duly adopted such amendment by a vote of the holders of a majority of the shares of outstanding capital stock entitled to vote thereon at the Annual Meeting of Stockholders called and held upon notice in accordance with Section 222 of the General Corporation Law of the State of Delaware, there being only one class of capital stock of the Corporation outstanding.

          IN WITNESS WHEREOF, the Corporation has caused its corporate seal to be hereunto affixed and this Certificate of Amendment of its Certificate of Incorporation to be signed as of the 20th day of June, 1991.

                         E&B MARINE INC.


                         By: /s/ Frank Fuino
                             -------------------------------
                         Title:  Sr. Vice President and
                                 Chief Financial Officer


Attest:


 /s/ Robert Defonte
- -------------------
Title:  Secretary





                         CERTIFICATE OF CORRECTION

                                    TO

                         CERTIFICATE OF AMENDMENT

                                    OF

                                 RESTATED

                       CERTIFICATE OF INCORPORATION

                                    OF

                              E&B MARINE INC.

                    After Receipt of Payment for Stock
                  Pursuant to Section 242 of the General
                 Corporation Law of the State of Delaware


          The undersigned, Chairman of the Board of E&B MARINE INC., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware (the "Corporation"), DOES HEREBY CERTIFY as follows:

     FIRST: The Restated Certificate of Incorporation of the Corporation was amended by the filing of a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of Delaware on August 10, 1989 (the "Amendment").

     SECOND: The Amendment contained an inaccuracy as follows: clause FIRST incorrectly excluded the words "the first sentence of" before the references therein to "Article FOURTH".

     THIRD: Clause FIRST of the Amendment, in its corrected form, should read in its entirety as follows:

          "FIRST: The Certificate of Incorporation of the Corporation is hereby amended by deleting the first sentence of Article FOURTH of the Certificate of Incorporation in its present form and substituting therefor a new first sentence of Article FOURTH in the following form:

          FOURTH: The total number of shares of capital stock which the Corporation shall have the authority to issue is 1,000,000 shares of preferred stock, $1.00 par value ("Preferred Stock"), and 20,000,000 shares of common stock, $.01 par value ("Common
     Stock")."


                         *           *          *

          IN WITNESS WHEREOF, the Corporation has caused its corporate seal to be hereunto affixed and this Certificate of Correction to Certificates of Amendment of its Restated Certificate of Incorporation to be signed as of the 18th day of October, 1993.

                              E&B MARINE INC.



                         By:/s/ Kenneth G. Peskin
                            ----------------------------
                         Name:  Kenneth G. Peskin
                         Title: Chairman of the Board


[Corporate Seal]

Attest:


By:/s/ Robert G. Defonte
   ------------------------
Name:  Robert G. Defonte
Title: Secretary






                         CERTIFICATE OF CORRECTION

                                    TO

                         CERTIFICATE OF AMENDMENT

                                    OF

                                 RESTATED

                       CERTIFICATE OF INCORPORATION

                                    OF

                              E&B MARINE INC.

                    After Receipt of Payment for Stock
                  Pursuant to Section 242 of the General
                 Corporation Law of the State of Delaware
            ----------------------------------------


          The undersigned, Chairman of the Board of E&B MARINE INC., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware (the "Corporation"), DOES HEREBY CERTIFY as follows:
     FIRST: The Restated Certificate of Incorporation of the Corporation was amended by the filing of a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of Delaware on June 26, 1991 (the "Amendment").

     SECOND: The Amendment contained an inaccuracy as follows: clause FIRST incorrectly excluded the words "the first sentence of" before the references therein to "Article FOURTH".

     THIRD: Clause FIRST of the Amendment, in its corrected form, should read in its entirety as follows:

          "FIRST: The Certificate of Incorporation of the Corporation is hereby amended by deleting the first sentence of Article FOURTH of the Certificate of Incorporation in its present form and substituting therefor a new first sentence of Article FOURTH in the following form:

          FOURTH: The total number of shares of capital stock which the Corporation shall have the authority to issue is 1,000,000 shares of preferred stock, $1.00 par value ("Preferred Stock"), and 30,000,000 shares of common stock, $.01 par value ("Common Stock")."


                         *           *          *

          IN WITNESS WHEREOF, the Corporation has caused its corporate seal to be hereunto affixed and this Certificate of Correction to Certificates of Amendment of its Restated Certificate of Incorporation to be signed as of the 18th day of October, 1993.

                              E&B MARINE INC.



                              By:  /s/  Kenneth G. Peskin
                                   --------------------------
                                 Name:  Kenneth G. Peskin
                                 Title: Chairman of the Board


[Corporate Seal]

Attest:


By: /s/ Robert G. Defonte
    -----------------------
 Name:  Robert G. Defonte
 Title: Secretary






                         CERTIFICATE OF AMENDMENT

                                    OF

                                 RESTATED

                       CERTIFICATE OF INCORPORATION

                                    OF

                              E&B MARINE INC.

                    After Receipt of Payment for Stock
                  Pursuant to Section 242 of the General
                 Corporation Law of the State of Delaware


          The undersigned, President of E&B MARINE INC., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware (the "Corporation"), DOES HEREBY CERTIFY as follows:

          FIRST: The Restated Certificate of Incorporation of the Corporation is hereby amended as follows effective December 8, 1993 at 9:00 o'clock A.M.:

               1.   Article FOURTH of the Restated Certificate of
          Incorporation shall be amended by deleting the first sentence of Article FOURTH in its entirety and substituting in lieu thereof the following:

                    FOURTH:  The total number of shares of capital stock
               which the Corporation shall have the authority to issue is 1,000,000 shares of preferred stock, $1.00 par value ("Preferred Stock"), and 30,000,000 shares of common stock, $0.001 par value. On December 8, 1993 at 9:00 o'clock A.M. (the "Effective Time"), this amendment shall become effective and (i) each four shares of common stock, $0.01 par value (the "Old Common Stock"), of the Company issued and outstanding or held in treasury immediately prior to the Effective Time will automatically be reclassified into one share of common stock, $0.001 par value (the "Common Stock"). No fractional shares will be issued and, in lieu thereof, each holder of shares of Old Common Stock whose aggregate shares of Old Common Stock held in one name or account immediately prior to the Effective Time are fewer than four or not evenly divisible by four shall be entitled to receive cash from the Company for the resulting fractional share interest in an amount equal to the product of
               (i) the average of the average of the bid and asked prices of the Old Common Stock for the 20 trading days immediately preceding the Effective Time multiplied by (ii) the number of shares of Old Common Stock held by such holder immediately prior to the Effective Time and which have not been reclassified into shares of Common Stock.

          SECOND: The amendments to the Restated Certificate of Incorporation of the Corporation set forth in this Certificate of Amendment have been duly adopted in accordance with the applicable provisions of
Section 242 of the General Corporation Law of the State of Delaware, (a) the Board of Directors of the Corporation having duly adopted resolutions setting forth such amendments and declaring their advisability and submitting them to the stockholders of the Corporation for their approval in conformity with the By-laws of the Corporation, and (b) the holders of a majority of the outstanding capital stock of the Corporation entitled to vote thereon having duly adopted resolutions setting forth such amendments by written consent in lieu of a meeting in conformity with the By-laws of the Corporation.

                            *        *        *

        IN WITNESS WHEREOF, the Corporation has caused its corporate seal to be hereunto affixed and this Certificate of Amendment of its Restated Certificate of Incorporation to be signed as of the 6th day December, 1993.

                              E&B MARINE INC.


                              By /s/ Kenneth G. Peskin
                                 -----------------------
                              Name:  Kenneth G. Peskin
                              Title: President


[Corporate Seal]

Attest:



/s/ Robert G. Defonte
- ------------------------
Name:  Robert G. Defonte
Title: Secretary





                         CERTIFICATE OF AMENDMENT

                                    OF

                                 RESTATED

                       CERTIFICATE OF INCORPORATION

                                    OF

                              E&B MARINE INC.

          E&B MARINE INC., a corporation organized and existing under the laws of the State of Delaware (the "Corporation"), pursuant to the provisions of the General Corporation Law of the State of Delaware (the "GCL"), DOES HEREBY CERTIFY as follows:

          FIRST: The Restated Certificate of Incorporation of the Corporation is hereby amended by deleting the first sentence of ARTICLE FOURTH of the Restated Certificate of Incorporation in its present form and substituting therefor a new first sentence of the first paragraph of ARTICLE FOURTH in the following form:

               FOURTH: The total number of shares of capital stock which the Corporation shall have authority to issue is 1,000,000 shares of Preferred Stock, $1.00 par value (the "Preferred Stock"), and 10,000,000 shares of Common Stock, $.001 par value.

          SECOND: The amendment to the Restated Certificate of Incorporation of the Corporation set forth in this Certificate of Amendment has been duly adopted in accordance with the applicable provisions of Section 242 of the GCL (a) the Board of Directors of the Corporation having duly adopted a resolution setting forth such amendment and declaring its advisability and submitting it to the stockholders of the Corporation for their approval, and
(b) the stockholders of the Corporation having duly adopted such amendment by vote of the holders of a majority of the outstanding stock entitled to vote thereon at the annual meeting of stockholders called and held upon notice in accordance with Section 222 of the GCL.

                            *        *        *

        IN WITNESS WHEREOF, the Corporation has caused its corporate seal to be hereunto affixed and this Certificate of Amendment to be signed by Kenneth G. Peskin, its Chairman of the Board, and attested by Robert G. Defonte, its Secretary, this 20th day of June, 1995.



                         E&B MARINE INC.


                         By:/s/ Kenneth G. Peskin
                            -----------------------
                                Kenneth G. Peskin
                                Chairman of the Board


[Corporate Seal]

ATTEST:


/s/ Robert G. Defonte
- ---------------------
    Robert G. Defonte
    Secretary