Form 10-Q
period 1995-09-30
E&B MARINE INC
filed 1995-11-14
CIK 716740

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                              FORM 10-Q

      (Mark One)
       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Quarterly Period Ended September 30, 1995

                                  OR

      [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from          to
                                            --------    -----------

                     Commission File Number 1-24868

                            E&B MARINE INC.
           ----------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                 Delaware                        22-2430891
       ------------------------------         -----------------
       (State or other jurisdiction of        (I.R.S. Employer
        incorporation or organization)       Identification No.)

               201 Meadow Road
             Edison, New Jersey                    08818
   -------------------------------------        --------------
  (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code (908) 819-7400
                                                   ---------------

   Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X         No
                               --------        ----------

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                3,843,074
-----------------------------               -------------------------
Common Stock, $.001 par value               Shares outstanding at
                                                    November 3, 1995

                      E & B MARINE INC. AND SUBSIDIARIES
                                   INDEX



                                                   Page No.
Part I - Financial Information                     --------

 Consolidated Balance Sheets -
   September 30, 1995 and December 31, 1994           3

 Consolidated Statements of Operations -
   Nine Months and Three Months ended
   September 30, 1995 and September 24, 1994          4

 Consolidated Statements of Cash-Flows -
   Nine Months ended September 30, 1995
   and September 24, 1994                             5

 Notes to Consolidated Financial Statements           6

 Management's Discussion and Analysis of
   Financial Condition and Results
      of Operations                                 7 - 8


Part II - Other Information

 Item 5.  Other information                           9

 Item 6.  Exhibits and Reports on Form 8-K           10

 Signatures                                          11

                    E&B MARINE INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                                       SEPTEMBER 30,     DECEMBER 31,
                                       1995              1994
Dollars in Thousands                   UNAUDITED
ASSETS

Currents Assets:
  Cash and cash equivalents            $   640           $   719
  Accounts receivable                      769               501
  Inventory                             26,243            19,987
  Prepaid expenses                       1,229               802
  Other current assets                   2,782             2,690
                                       -------           -------
  Total current assets                  31,663            24,699

  Property, plant and equipment, net     5,202             4,569
  Excess of cost over fair value of
   assets acquired, net of
   amortization                          2,059             2,112
  Other assets                             692             2,613
                                       -------           -------

TOTAL ASSETS                           $39,616           $33,993
                                       =======           =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Revolving line of credit
  Current maturities of long-term debt $ 1,295           $ 1,282
  Accounts payable                       7,569             6,370
  Accrued expenses                       3,420             4,000
                                       -------           -------
  Total current liabilities             12,284            11,652

  Revolving line of credit              12,484             9,427
  Long-term debt, less current
    maturities                           1,661             2,536

Shareholders' Equity:

  Common Stock                               4                 4
  Additional paid-in capital            21,120            21,002
  Accumulated deficit                   (5,853)           (8,500)
  Less:
    Treasury stock-at cost              (2,084)           (2,084)
    Value assigned to unearned
      compensation                           0               (44)
                                       -------            -------
    Total Shareholders' Equity          13,187             10,378

LIABILITIES AND SHAREHOLDERS' EQUITY   $39,616            $33,993
                                       =======            =======

See accompanying notes to consolidated financial statements.

                      E&B MARINE INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
           PERIODS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 24, 1994
                                UNAUDITED


Dollars in Thousands,               NINE MONTHS              THREE MONTHS
  except per share amounts          1995       1994          1995      1994
Net sales                           $91,278   $83,448        $29,367   $27,456

Cost of goods sold excluding
  amortization and depreciation      65,658    59,881         20,997    19,518
                                    -------   -------        -------    ------

 Gross profit                        25,620    23,567          8,370     7,938


Selling, general and
  administrative expenses            19,288    16,978          6,421     5,689


Depreciation and amortization           847       924            277       328
                                    -------   -------         ------   -------

Income from operations before
  interest and income taxes           5,485     5,665          1,672     1,921


Interest expense                      1,068       828            302       209
                                    -------   -------        -------   -------

Income before income taxes            4,417     4,837          1,370     1,712


Income tax expense (benefit)          1,770    (2,500)           549    (2,500)
                                    -------   -------        -------   -------

Net Income                           $2,647    $7,337           $821    $4,212
                                    =======   =======        =======   =======

Per share amounts:


 Net Income                          $0.64      $1.69         $0.20      $0.96



Weighted average number
  of shares outstanding         3,729,000   3,690,000     3,744,000  3,692,000
                                =========   =========     =========  =========

See accompanying notes to consolidated financial statements.

                    E&B MARINE INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          NINE MONTHS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 24, 1994
                             UNAUDITED



Dollars in Thousands                            1995        1994
Cash flows from operating activities:

 Net Income                                     $ 2,647     $ 7,337
 Adjustments to reconcile net income to net cash
 (used in) provided by operating activities:
      Depreciation and amortization                 847         924
      Decrease (increase) in deferred tax asset   1,770      (2,500)
      Earned compensation related to ESOP            44          67

 Change in assets and liabilities net of
 non-cash transactions:
 (Increase) in accounts receivable                 (268)       (133)
 (Increase) in inventory                         (6,256)     (2,658)
 (Increase) in prepaid expense                     (427)       (559)
 Decrease in other assets                           127         197
 Increase in accounts payable                     1,199       3,442
 (Decrease) in accrued expenses                    (580)     (1,607)
                                                 ------      ------
Net cash (used in) provided by
            operating activities                   (989)      4,421
                                                 ------      ------
Cash flows from investing activities:
 Purchase of property, plant and equipment       (1,403)     (1,400)
                                                 ------      ------
      Net cash used in investing activities      (1,403)     (1,400)
                                                 ------      ------
Cash flows from financing activities:
 Borrowings under debt agreements                 9,952       6,634
 Payments of debt                                (7,757)     (9,214)
 Proceeds from issuance of stock (net)              118          18
                                                 ------      ------
      Net cash provided by (used in)
            financing activities                  2,313      (2,562)
                                                =======      ======

Net change in cash                                  (79)        459
Cash and cash equivalents at beginning of year      719         395
                                                -------     -------
Cash and cash equivalents at end of quarter     $   640     $   854
                                                =======     =======


  See accompanying notes to consolidated financial statements.

                    E & B MARINE INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except per share data)

1:Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the nine-month period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.


2:Inventories

Inventory has been calculated using the cost complement obtained from the inventory tracking system which is applied on an individual store basis. Additionally, gross profit margin is reduced by an estimated percentage of sales for shrinkage.


3:Income per Common Share

The Company has computed Income per Common Share on the basis of the weighted average number of Common Shares and common equivalent shares outstanding during the period, in accordance with the modified treasury stock method. This method assumes that common stock equivalents (options and warrants) are exercised and treasury shares are assumed to be purchased (not to exceed 20% of the weighted average number of Common Shares outstanding) from the proceeds using the average market price for the period. Any excess proceeds not utilized for the purchase of treasury shares are assumed to reduce outstanding debt with an appropriate reduction of interest expense. Proceeds which exceed outstanding debt are assumed to be invested in government securities. Under such assumptions, for the nine-months ended September 30, 1995 and September 24, 1994 and for the three-months ended September 30, 1995 and September 24, 1994, 827,000, 814,000, 865,000 and 820,000 incremental Common Shares, respectively, have been added to the weighted average number of shares outstanding and net interest has been adjusted by approximately $280,000, $294,000, $105,000 and $99,000, respectively. The 1995 interest amounts have been tax effected at 40%.

No fully diluted per share amounts are shown in 1995 and 1994 since the closing market price is less than the average market price for the period.

                   E & B MARINE INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS
              (Dollars in thousands, except per share data)



RESULTS OF OPERATIONS

Consolidated net sales for the three-month period ended September 30, 1995 were $29,367, an increase of $1,911 or 7.0 percent from sales of $27,456 for the nine-month period ended September 24, 1994. Sales of $91,278 for the nine-month period ended September 30, 1995 increased $7,830 or 9.4 percent from the comparable prior period.

Retail store net sales were $25,648 for the three-month period ended September 30, 1995, an increase of 9.0 percent from net sales of $23,521 in 1994. Sales in stores opened during the comparable three-month periods in 1995 and 1994 decreased $327 or 1.4 percent. A later ending of the third quarter of 1995 due to the Company's 52-53 weeks fiscal year contributed to these decreases. Retail store net sales were $78,209 for the nine-month period ended September 30, 1995, an increase of 12.8 percent from the prior year.

The increase in retail store sales was principally attributable to the opening of superstores and relocations or renovations of several key outlets. Comparable retail store sales for the third quarter of 1995 would have increased 6.5 percent from the third quarter of 1994 had fiscal 1994 been a 52 week year.

Mail-order net sales were $3,719 for the three-month period ended September 30, 1995, a decrease of 5.5 percent from net sales of $3,935 for the three-month period ended September 24, 1994. Sales for the nine-month period ended September 30, 1995 were $13,069, a decrease of 7.3 percent from the comparable period in 1994.

The decrease in mail-order sales was primarily attributable to increased competition due to the opening of new retail outlets.

Gross profit as a percentage of net sales was 28.5 percent for the three-month period ended September 30, 1995 compared to 28.9 percent for 1994. For the nine-months ended September 30, 1995, the gross profit margin was 28.1 percent, slightly under the 28.2 percent for the same period in 1994.

Selling, general and administrative ("SG&A") expenses for the three-month period ended September 30, 1995 increased $732 or 12.9 percent from the comparable 1994 period. As a percentage of net sales, SG&A increased from
20.7 percent in the 1994 third quarter to 21.9 percent in the 1995 third quarter. For the nine-months ended September 30, 1995, SG&A increased $2,310 from the previous year. As a percentage of net sales, SG&A increased from 20.3 percent in 1994 to 21.1 percent in 1995. The increase in SG&A was principally associated with the opening of new stores.

                E & B MARINE INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
            (Dollars in thousands, except per share data)


Net interest expense of $302 for the three-month period ended September 30, 1995 increased $93 from $209 in 1994. Year to date, net interest expense has increased by $240 over 1994. The increase in interest expense is principally attributable to the increase in interest rates as well as additional borrowings needed to support the Company's expansion program. During the first nine months of 1995, the Company has opened seven new retail stores and has relocated or remodeled retail stores.

Net income for the three-months ended September 30, 1995 of $822 was $3,391 less than the net income of $4,212 for the comparable 1994 period. Year to date, net income decreased $4,690 from $7,337 in 1994 to $2,647 in 1995. The net income reported for the third quarter of 1995 and the nine months ended September 30, 1995 included tax provisions of $549 and $1,770, respectively, whereas there was a credit to income taxes of $2,500 in both the three and nine month periods of 1994, due to the reversal of tax valuation reserves.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at September 30, 1995 and December 31, 1994 was $19,379 and $13,047, respectively. The increase in working capital was mainly attributable to the earnings for nine months of 1995 as well as the classification of borrowings as long-term under the terms of the Company's credit facility. The Company has also increased its inventory to enlarge its product assortment and to accommodate new retail store openings. The increased inventory was financed through cash flow from operations and various payment terms which the Company has established with its vendors.

The Company believes that its cash flow from operations and its credit facility will be adequate to meet identifiable working capital requirements in the foreseeable future. Total weighted average borrowings for the third quarter of 1995 of $12,182 was compared to $8,727 in 1994. For the nine-months ended September 30, 1995, average borrowings were $14,380, an increase over the $11,648 in the prior year. The weighted average interest rate for the third quarter was 9.78% in 1995 and 8.72% in 1994. For the nine-month period, the average interest rate was 9.87% for 1995 and 8.61% for 1994.

Cash flow from operations, combined with its available lines of credit of $15,000 and $2,500 are expected to provide the necessary funds for planned capital expenditures during the remainder of 1995 and 1996. These expenditures are estimated to total approximately $3,000 in 1995 and primarily constitute expenditures for store expansion, relocations and remodelings.

                   E&B MARINE INC. AND SUBSIDIARIES

                     Part II - Other Information


Item 5.    Other Information.


      Effective October 30, 1995, the Stockholders' Agreement dated as of February 2, 1989 among E&B Marine Inc. (the "Company") and certain stockholders of the Company (the "Stockholders Group") holding shares of common stock, $0.001 par value (the "Common Stock"), constituting approximately two-thirds of the number of issued and outstanding shares of Common Stock was terminated. The Stockholders' Agreement contained restrictions on the transfer of Common Stock held by the Stockholders Group. As a result of the termination, subject to compliance with applicable
Federal securities laws, the Stockholder Group will be able to freely transfer their shares of Common Stock, including in open-market transactions.

      On November 1, 1995, the Company commenced an exchange offer (the "Exchange Offer") to certain of its warrant and option holders offering such holders the opportunity to exchange certain warrants and options to purchase Common Stock for shares of Common Stock. The Exchange Offer is based upon exchange ratios and values of such warrants and options determined by an independent investment banking firm and approved by a special committee of the Board of Directors of the Company and authorized by the Board of Directors of the Company. The Company has received indications that a significant portion of the affected warrants and options will be exchanged, including those held by the Company's largest stockholder (and affiliated entities). If all of the affected warrants and options are exchanged, the Company would issue an aggregate
181,531 shares of Common Stock in exchange for warrants and options to
purchase an aggregate of 1,032,418 shares of Common Stock.   In addition,
if all affected warrants and options are exchanged, the resulting noncash compensation expense (net of taxes) attributable to the exchange would reduce earnings per share of the Company by approximately $0.08 per share.

      The Exchange Offer will be made only by letter to the affected warrant and option holders and, unless extended, will remain open until December 1, 1995. The Common Stock offered in exchange for the affected warrants and options has not been and will not be registered under the Securities Act of 1933, as amended (the "Act"), and may not be sold in the United States absent registration thereof under the Act or absent an applicable exemption from the registration requirements under the Act. The issuance of the Common Stock in the Exchange Offer is exempt from the registration requirements of the Act pursuant to Section 3(a)(9) of the Act.

                E&B MARINE INC. AND SUBSIDIARIES

                  Part II - Other Information




Item 6.EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits.

      10.1 Third Amendment of Credit Agreement dated as of October 27, 1995 by and among E&B Marine Inc., the subsidiaries of E&B Marine Inc., and United Jersey Bank.

                (Incorporated by reference to the 8-K
                dated October 30, 1995.)




      99.1 Exchange Offer Letter dated November 1, 1995 to the holders of certain warrants and options to purchase common stock of E&B Marine Inc.

                (Incorporated by reference to the 8-K
                dated October 30, 1995.)




      99.2      Press release of E&B Marine Inc. dated November 1, 1995.

                (Incorporated by reference to the 8-K
                dated October 30, 1995.)



      (b)  Reports on Form 8-K

           No reports on Form 8-K have been filed during the quarter ended September 30, 1995.

                 E&B MARINE INC. AND SUBSIDIARIES
                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



November 14, 1995              E&B MARINE INC.


                               By  /s/ Kenneth G. Peskin
                                  -----------------------
                                  Kenneth G. Peskin
                                  Chairman and
                                  Chief Executive Officer


                               By  /s/ Walfrido A. Martinez
                                  -------------------------
                                  Walfrido A. Martinez
                                  Senior Vice President,
                                  Chief Financial Officer
                                  and Controller