Form 10-K
period 1995-12-30
E&B MARINE INC
filed 1996-04-01
CIK 716740

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
    [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Fiscal Year Ended December 30, 1995 [FEE REQUIRED]
                                                                 OR
    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________ to ________  [NO FEE REQUIRED]

                         Commission File number 0-24868

                                E & B MARINE INC.
================================================================================
             (Exact name of registrant as specified in its charter)

                    DELAWARE                              22-2430891
        -------------------------------                ----------------
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)               Identification No.)

               201 Meadow Road                              08818
             EDISON, NEW JERSEY                          (Zip Code)
             ------------------                          ----------
 (Address of principal executive offices)

        Registrant's telephone number, including area code (908)-819-7400
                                                           --------------
           Securities registered pursuant to Section 12(b) of the Act:

                                                   NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                       ON WHICH REGISTERED
          -------------------                       -------------------
                  NONE                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                               TITLE OF EACH CLASS
                               -------------------
                                  Common Stock,
                                 $.001 par value

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X            No
                                  ----            ----

     Indicate by checkmark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X).

================================================================================

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.



Aggregate market value as of March 15, 1996..........................$10,060,666

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value, as of March 15, 1996....................3,943,594



                       DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the documents, all or portions of which are incorporated by reference herein and the Part of the Form 10-K into which the document is incorporated:

     None.

                                     PART I



ITEM 1.  BUSINESS.

GENERAL
- -------

     E&B Marine Inc. (the "Company") is engaged in the retail and mail-order merchandising of a wide variety of marine supplies and apparel to the recreational boating community. The Company currently operates 62 specialty stores in 17 states. The Company currently plans to open five specialty stores by June 1996, depending on the Company's assessment of demand and other factors. The Company is one of the leading specialty merchandisers of marine supplies and apparel in the United States.

     The Company markets its products primarily to the recreational boating community through specialty stores and catalogs, which it distributes to known and prospective customers throughout the recreational boating community several times each year. The Company's mail-order marketing program promotes its chain of specialty stores which sell substantially the same marine products as are offered through the Company's catalogs.

     The Company offers over 14,000 brand-name and private label products. Additionally, the Company fills special orders for non-stock merchandise to serve its customers' needs. The Company currently operates under four store names, E&B, E&B/Bliss ("Bliss"), E&B/Goldbergs' ("Goldbergs'") and E&B/Boatgear ("Boatgear") in order to promote regional awareness and consumer name recognition. See "Item 2 - Properties" for more information concerning the Company's retail locations. The "E&B" and "Bliss" symbols used by the Company in its retail business are registered trademarks, and "E&B", "Bliss Marine" and "Goldbergs' Marine" are registered trade names.


PRODUCTS
- --------

     The Company markets and sells a broad range of marine supplies and apparel primarily for the recreational boating community. The Company's specialty stores and catalogs offer national brand-name and private label products with a reputation for high quality and widespread consumer acceptance at low prices.

     Generally, the products distributed by the Company are intended to serve the aftermarket for boating supplies. The Company's product line includes ship-to-shore VHF radios, depth-finders, global positioning systems and other electronic equipment, life-saving and safety equipment, hardware, a wide assortment of paints and varnishes, rope and chain, anchors and mooring equipment, marine flotation products, pumps, sanitation equipment, galley equipment, boating shoes, foul weather gear and other clothing, sailing supplies and equipment, gift items, fishing accessories and related products. The Company does not sell engines or boats, other than small outboard motors, inflatable boats and dinghies.

     Some of the products sold by the Company are manufactured to its own specifications. The Company's exclusive "SeaRanger", "SeaFit", "Bow t' Stern", "Blue Water" and "North Atlantic Trading Co." product lines consist of products manufactured domestically and internationally to the Company's specifications. These product lines include private label electronics, rope, binoculars, cleaners, foul weather gear and other accessories. The products are of high quality and are sold at low prices made possible by direct sourcing.

     The Company does not depend on any one supplier for any substantial part of its product line, and believes that alternate sources of supply are available for its products.


RETAIL AND MAIL ORDER OPERATIONS
- --------------------------------

     The Company's marketing strategy emphasizes its low prices, shopping convenience through accessible store locations and catalog mailings, the broad selection of marine supplies and apparel, the general availability of products, the high quality of the products, knowledgeable sales personnel and the prompt shipment of orders.

     The Company currently operates a chain of 62 specialty stores in 17 states under the names E&B, Bliss, Goldbergs' and Boatgear (see "Item 2 - Properties" below). The standard prototype, or "conventional", specialty stores total 51 out of the 62 specialty stores. The total square footage of the Company's conventional specialty stores ranges from 5,000 to 14,000; the average square footage is approximately 9,000 per store. The Company's conventional specialty stores carry over 7,000 brand-name and private label products which are tailored to geographical and seasonal requirements.

     The Company also has eleven stores with enlarged retail areas. The Company's strategy is to utilize the increased square footage to enhance the assortment in its current product lines with emphasis on the expansion of the product offerings in the fishing equipment and accessories, and clothing categories. These stores have approximately 9,000 products available for their product mix with an average of 12,000 square feet of area.

     The Company believes that the growth in its retail operations has been in part attributable to the Company's mail-order marketing program. The Company's catalogs are mailed throughout the United States and abroad several times each year. The Company distributed over 2,500,000 mail-order catalogs in 1995. The 1996 master catalog consists of over 388 pages which picture and describe approximately 10,300 products and indicate the Company's low prices.

     Each of the Company's E&B seasonal catalogs are published with a catalog end date. However, the Company continues to receive orders for many months after the catalog end date. These orders are processed, with price adjustments made to reflect prices in effect in subsequent seasonal catalogs. The Company's mail-order catalogs are printed and distributed by commercial printers which produce similar publications for other mail-order merchandisers.

     The Company's retail advertising primarily includes direct mail events, circulars and catalogs. In addition to its mail-order and retail promotions, the Company advertises in boating magazines and local media, participates in boat shows and supports boating organizations and boating events.

     It is the Company's policy to promote the prompt fulfillment of orders. The Company currently provides seven days a week telephone service for mail order. The Company processes all catalog orders received by mail or telephone and replenishes inventories at the specialty stores from its Edison, New Jersey office and distribution facility.


MERCHANDISING STRATEGY
- ----------------------

     The Company's merchandising strategy emphasizes value for the consumer. Value is delivered to the consumer by providing low prices with a guaranteed competitor price matching policy, and shopping convenience through accessible store locations and catalog mailings. Additionally, the broad selection and general availability of high quality marine supplies and apparel coupled with knowledgeable sales personnel and the prompt shipment of orders are all important aspects of the Company's merchandising strategy.

     A customer service optimization program has been installed, after extensive testing and training of all users. This computer driven program reviews historical sales data at each specialty store and, based on such data, forecasts customer traffic at specified time intervals. This program improves customer service at the specialty stores by allowing the Company to tailor sales personnel schedules to customer shopping patterns.

     A key component in the Company's merchandising strategy is its low-cost operations. The Company believes its low-cost discipline provides it with a competitive advantage which will continue to further its position as one of the nation's leading specialty merchandisers of marine supplies and apparel.

INVENTORIES AND PURCHASING
- --------------------------

     It is the Company's goal to offer a broad selection of marine supplies and apparel and to maintain adequate inventory levels of merchandise in its specialty stores to support anticipated sales. Additional inventories are maintained at the Company's distribution center in Edison, New Jersey to fill mail and telephone orders generated by its catalogs and to replenish inventories at the specialty retail stores.

     The Company enjoys substantial purchasing power due to its sales volume and is therefore able to obtain volume discounts from manufacturers, which allows it to market its products at a discount. Point-of-sale terminals are located in all stores to assist in daily sales analysis and inventory control on a Company-wide basis.

     Purchasing of the Company's products is performed by a staff of buyers and rebuyers at the Company's administrative offices in Edison, New Jersey. Each buyer is responsible for several of the Company's product categories. Two software systems have been developed and enhanced to assist in maintaining balanced inventory levels. A store replenishment system automatically distributes inventory to the stores based upon current and historical trends. A distribution replenishment system assists in reordering goods from vendors to maintain proper inventory levels. Most vendor shipments are made directly to the Company's distribution center, unless it is advantageous to do otherwise.

     The Company increases inventories prior to its Spring and Summer selling seasons, with the increase generally financed through short-term borrowings and credit advanced by suppliers on normal trade terms. The Company believes that maintaining adequate inventory levels is important to its continuing ability to satisfy customer demands promptly.


CREDIT TERMS, RETURNS AND WARRANTIES
- ------------------------------------

     Substantially all of the Company's sales are either for cash (including checks) or charged under American Express, MasterCard, Visa and Discover credit card plans. The Company introduced a private label E&B credit card in 1995. A third party operates the card, granting credit to customers, and is fully responsible for credit risk. The Company has a liberal return policy and assists customers with warranty claims.

     The Company's policy is to ship catalog orders for credit card sales only after receiving credit authorization from the issuing bank. Customers are not charged on their credit card until the merchandise is shipped. The Company's exposure for non-payment of credit card bills is minimal since authorization is obtained from the bank prior to billing the customer.

EXPANSION, RELOCATION AND RENOVATION
- ------------------------------------

     The Company's strategy is to open specialty stores when it believes that demand in a particular location will support its operation. The Company opened seven specialty stores in 1995. In 1996, a specialty store was opened in Somers Point, New Jersey. Currently, the Company anticipates that it will open four additional stores by June 1996, depending on the Company's assessment of demand and other factors.

     The Company has an ongoing program to remodel and relocate its specialty stores. The Company believes that the updated presentation of merchandise enhances sales. In the last five years, over 80% of its stores are new or have been renovated or relocated. Three stores were relocated to what the Company believes are more advantageous locations in 1995, and seven stores were renovated to update their merchandise presentation. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" below.


RECENT EVENTS
- -------------

     Effective December 22, 1995, the Company amended its existing Credit Agreement to increase its bank facility to $23,000,000 and extend its maturity until May 31, 1998. The facility now consists of a $17,000,000 revolving line of credit with the same terms and conditions as the prior $15,000,000 line (except for the extension of the maturity) and a $6,000,000 term loan which replaced existing term loans of $3,500,000 and $2,500,000. See "Item 7 - Management's Discussion and Analysis of Financial Conditions and Results of Operations" below.


COMPETITION
- -----------

     The Company considers the most significant competitive factors in its retail business to be low prices, shopping convenience through accessible store locations and catalog mailings, the variety and availability of products, knowledgeable sales personnel, rapid and accurate fulfillment of orders and prompt customer service. At present, the Company's principal competition is from other marine retail store chains and mail-order merchandisers of marine products and, to a lesser extent, from local and regional boat dealers. The Company competes in certain markets with specialty stores similar to those of the Company as well as with local marinas. In addition, with respect to sales of a limited group of its products, the Company competes with large retailers and mail-order vendors of general merchandise. Many of these retailers and merchandisers generally have financial resources which are substantially greater than those of the Company.

     The Company is currently operating in a highly competitive environment. The Company believes that, in general, its price structure, including the guaranteed competitor price matching policy, for the products it distributes compares favorably with the majority of its competitors. While certain of the Company's retail competitors discount their prices on certain items more than the Company does, the Company believes that few of its retail competitors offer customer services which are comparable to those of the Company in terms of speed, convenience, reliability, knowledge of products or professionalism.


PERSONNEL
- ---------

     As of March 16, 1996, the Company had approximately 885 employees, of whom approximately 666 were employed in retail operations. On a full-time equivalent basis, the Company employs approximately 618 persons. The Company increases its retail personnel during the second and third quarters of each year to accommodate seasonal fluctuations in customer demand. The Company's employees are not covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.


EXECUTIVE OFFICERS OF THE COMPANY
- ---------------------------------

     The following sets forth for each current executive officer of the Company (based upon information supplied by each of them) his name, age, positions with the Company, principal occupation and business experience for the past five years and prior service with the Company:


      NAME                   POSITION WITH THE COMPANY                   AGE
      ----                   -------------------------                   ---

Kenneth G. Peskin            Chairman of the Board and                    56
                             Chief Executive Officer


James D. Peters              President and
                             Chief Operating Officer                      47


Walfrido A. Martinez         Senior Vice President and                    56
                             Chief Financial Officer


Robert G. Defonte            Senior Vice President, Merchandising         45
                             and Secretary


Patrick J. Melli             Senior Vice President, Inventory             51
                             Management and Information Services


Officers serve at the discretion of the Board of Directors.

     Kenneth G. Peskin has been Chairman of the Board and Chief Executive Officer of the Company since November 1990. Prior to joining the Company, Mr. Peskin was employed by Supermarkets General Corporation from 1965 through September 1989. He was Chairman and Chief Executive Officer from June 1987 to
September 1989 and President and Chief Executive Officer of the Pathmark Division from June 1986 to June 1987.


     James D. Peters has been President and Chief Operating Officer of the Company since July 1995. From 1990 to 1995, Mr. Peters was Senior Vice President, Merchandising at Sportmart Inc. Prior to that, he was Vice President, Merchandising at Things Remembered, a division of Cole National from 1984 to 1990.

     Walfrido A. Martinez has been Senior Vice President of the Company since March 1993 and Chief Financial Officer of the Company since March 1992. Mr.
Martinez joined the Company in April 1991 as Vice President, Controller and Assistant Treasurer. From 1989 to 1991, Mr. Martinez served as Vice President and Controller for Piser Industries Inc. Mr. Martinez joined the workout management team of Crazy Eddie, Inc. as controller from August 1988 through May 1989. Prior to Crazy Eddie, Inc., Mr. Martinez served in a variety of positions at B. Altman & Co. from 1962 through 1988, lastly as Vice President, Controller and Chief Financial Officer.

     Robert G. Defonte has been Senior Vice President, Merchandising of the Company since July 1984, Secretary of the Company since December 1982 and served as a Director of the Company from August 1983 until March 1989. From December 1982 to July 1984, he was a Vice President of the Company. He joined the Company in 1974 and has served in various managerial capacities until his election to his present positions.

     Patrick J. Melli has been Senior Vice President, Inventory Management and Information Services of the Company since March 1993. Mr. Melli had been Vice President - Management Information Systems from February 1991 to March 1993 and Director of Management Information Systems of the Company from October 1990 to February 1991. In 1990, Mr. Melli was the Director of Circulation Systems Development at the New York Daily News newspaper. Prior to that he was Director of Management Information Systems with Crazy Eddie, Inc. from February 1987 to January 1990, and prior to that was the Manager of Information Systems with the Newark Star Ledger newspaper from March 1981 to November 1986.

ITEM 2.  PROPERTIES.

     The Company maintains its administrative offices and distribution center in Edison, New Jersey. The facility, which is leased, contains approximately 222,000 square feet of space of which approximately 33,000 square feet is office space and the remainder is warehouse space. The lease on the Edison facility expires on March 31, 1997 and the Company has two renewal options for periods of two and three years. The Company currently subleases 10,000 square feet of office space on a month to month basis.

     All of the Company's specialty retail stores are in leased premises, with the exception of the Perth Amboy, New Jersey store, which is owned by the Company. The leases (after giving effect to various renewal options exercisable by the Company) expire between 1996 and 2016. The Company expects to be able to renegotiate the leases expiring in 1996 on commercially reasonable terms or to relocate stores to new locations.

     For additional information concerning the Company's leases at December 30, 1995, see Note 4 to the Notes to Consolidated Financial Statements included herein under "Item 8 - Financial Statements and Supplementary Data." The Company considers its administrative offices, distribution center and retail stores to be adequate for the Company's operations.

     The location of the Company's specialty retail stores by state are (unless otherwise noted the following retail stores operate under the E&B name):

ALABAMA              FLORIDA(con't)        MASSACHUSETTS        NEW YORK
- -------              --------------        -------------        --------
Mobile (3)           Pensacola (3)         Dedham (2)           Cheektowaga
                     Pompano Beach         Hyannis (2)          Garden City (2)
CONNECTICUT          Port Charlotte        Seekonk (2)          Huntington (2)
- -----------          Sarasota              Woburn (2)           New York (1)
Branford             South Daytona                              Port Jefferson
Darien (2)           St. Petersburg        MICHIGAN             West Islip (2)
Fairfield            Tallahassee           --------
                     Tampa                 Eastpointe           OHIO
                                           Grand Rapids         ----
FLORIDA              GEORGIA               Taylor               Mentor
- -------              -------                                    North Olmsted
Clearwater           Doraville (3)         MISSISSIPPI
Crystal River        Savannah              -----------          PENNSYLVANIA
Cutler Ridge                               Biloxi (3)           ------------
Fort Myers           ILLINOIS                                   Philadelphia (1)
Fort Walton (3)      --------              NEW HAMPSHIRE
Holiday              Highland Park         -------------        SOUTH CAROLINA
Hollywood            Villa Park            Portsmouth           --------------
Jacksonville                                                    North Charleston
Jensen Beach         MARYLAND              NEW JERSEY
Lake Park            --------              ----------           VIRGINIA
Melbourne            Glen Burnie           Eatontown            ---------
Miami (West)         Lanham                Lodi                 Glen Allen
Orange Park          Rosedale              Mount Laurel         Norfolk
Orlando                                    Perth Amboy
Panama City (3)                            Somers Point         WISCONSIN
                                           Toms River           ---------
                                                                Greenfield

(1) Operates under the E&B/Goldbergs' name.
(2) Operates under the E&B/Bliss name.
(3) Operates under the E&B/Boatgear name.

                                     PART II

ITEM 3.  LEGAL PROCEEDINGS.

          Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not Applicable.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS.


     The Company's Common Stock is listed on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") - National Market System under the symbol EBMA. The Company's Common Stock commenced trading on the NASDAQ - National Market System on September 28, 1994. Prior to September 28, 1994, the Company's Common Stock was listed on the Boston Stock Exchange, and for the period December 13, 1993 through September 27, 1994, traded on the NASDAQ - Small-Cap Market. On March 15, 1996, there were approximately 630 stockholders of record. No dividends have been paid or declared on the Common Stock of the Company and the Company does not expect to pay any dividends on its Common Stock in the foreseeable future. See Note 3 to the Notes to Consolidated Financial Statements included herein under "Item 8 - Financial Statements and Supplementary Data" regarding dividend restrictions.

MARKET PRICE RANGE                    COMMON STOCK PRICES
- ------------------                    -------------------
                               1995                       1994
                         HIGH       LOW              HIGH       LOW
                         ----       ---              ----       ---
First Quarter            8 1/2     6 3/4            14 1/4     8 1/2
Second Quarter           7 3/4     5 1/4            11 1/2     9 1/4
Third Quarter            6 3/4     5                11 1/4     7 1/4
Fourth Quarter           6 1/4     3 1/4             8 3/4     5

     On March 15, 1996, the closing sales price of the Company's Common Stock was $7.00 per share as reported on the NASDAQ - National Market System.

ITEM 6.  SELECTED FINANCIAL DATA.

FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA
- -----------------------------------------------
(Dollars in thousands, except per share amounts)

=================================================================================================================
FOR THE YEAR                          1995               1994             1993             1992             1991
=================================================================================================================

Net sales                           $109,818          $101,752          $92,713           $87,647         $84,460
Gross profit                          29,339            27,849           26,400            25,158          23,129
Non-cash compensation expense            369
Income (Loss) from operations          3,161             4,409            3,878             2,387            (827)
Income (Loss) before income
  taxes and extraordinary
  items                                1,669             3,227           3,353              1,323          (2,328)
Income tax expense (benefit)             650            (2,500)         (2,000)               432               -
Income (Loss) before
  extraordinary items                  1,019             5,727           5,353                891          (2,328)
Extraordinary items                        -                 -                -               395              -
Net income (loss)                      1,019             5,727           5,353              1,286          (2,328)

Per Share Amounts (1):
  Income (Loss) before
    extraordinary items                 $.29             $1.38           $1.34              $.24            $(.64)
  Extraordinary items                      -                 -               -               .12                -
  Net income (loss)                      .29              1.38            1.34               .36             (.64)
  Dividends per share (2)                  -                 -               -                 -                -
  Weighted average number
    of shares outstanding              3,751             3,692           3,717             3,699            3,579

=================================================================================================================
AT THE END OF YEAR                    1995               1994            1993             1992              1991
=================================================================================================================

Total assets                        $ 37,791          $ 33,993         $27,805           $25,210          $25,639
Working capital                       18,327            13,047           4,814             4,587            5,987
Long-term obligations                 15,631            11,963           7,667            12,542           16,560
Shareholders' equity (deficit)        12,134            10,378           4,520              (654)          (2,040)

Cash flow from operations (3)         (2,179)            1,871           4,038             2,653             (512)

Number of retail stores                   61                55              49                46               46
=================================================================================================================

(1) The Company effected a one-for-four reverse stock split on December 9, 1993. See Note 1 to the Notes to Consolidated Financial Statements included herein under "Item 8 - Financial Statements and Supplementary Data."

(2) In accordance with the Company's credit agreement, the Company is restricted from declaring and paying cash dividends. See Note 3 to the Notes to Consolidated Financial Statements included herein under "Item 8 - Financial Statements and Supplementary Data."

(3)  See the Consolidated Statements of Cash Flows included herein under "Item 8
     - Financial Statements and Supplementary Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS
- ----------------------

     Consolidated net sales in 1995 were $109,818,000 compared to $101,752,000 in 1994, an increase of 7.9 percent. Sales in 1994 increased 9.7 percent from 1993 sales of $92,713,000.

     Retail store sales were $94,351,000 in 1995, an increase of 10.9 percent from 1994 sales of $85,110,000. Retail store sales in 1994 increased 11.1 percent from 1993 retail store sales of $76,635,000.

     Same store sales were $85,791,000 in 1995, an increase of 1.0 percent from 1994 same store sales of $84,962,000. Same store sales in 1994 increased 1.1 percent from 1993 same store sales. Same store sales represent stores which were open during twelve month comparative periods. Fiscal year 1994 contained 53 weeks.

     Mail-order sales were $15,467,000 in 1995, a decrease of 7.1 percent from 1994 sales of $16,642,000. Mail-order sales in 1994 increased 3.5 percent from 1993 sales of $16,078,000.

     The 1995 sales growth from the prior year is principally attributable to the Company's continued program of opening new stores and renovating or relocating others. The Company opened seven new stores in 1995, renovated seven and relocated three stores to what the Company believes are more advantageous locations. The 1994 sales growth from the prior year is principally attributable to new store openings and store relocations and renovations. The Company opened six stores in 1994. Additionally, five stores were renovated and four stores were relocated to what the Company believes are more advantageous locations. Same store sales were largely affected by a large number of competitor retail store openings in areas where the Company operates.

     The Company's gross profit margin was 26.7, 27.4 and 28.5 percent in the fiscal years ended 1995, 1994 and 1993, respectively. The decrease in margin in 1995 and 1994 from the respective prior year reflected increased sales of merchandise with lower margins. Additionally, in 1995, the decreased margin reflects the increased occupancy costs, which are included in cost of goods sold, attributable to the opening of the new retail stores and the Company's response to competitive pressures.

     Selling, general and administrative expenses in 1995 were $24,675,000, an increase of $2,494,000 from 1994. 1994 selling, general and administrative expenses increased $1,248,000 from 1993. Selling, general and administrative expenses as a percentage of net sales were 22.5 percent in 1995, 21.8 percent in 1994 and 22.6 percent in 1993. The increase in selling, general and administrative expenses in 1995 and 1994 from the prior years are principally due to expenses relating to store relocations, renovations and new store openings.

     Interest expense was $1,492,000 in 1995, an increase of $310,000 from 1994. Interest increased over the prior year due to increased interest rates and increased debt. Interest expense in 1994 increased $320,000 from 1993. Although the Company had lower borrowings in 1994, interest increased principally due to amortization of premium relating to the Company's long-term debt in 1993.

     Effective December 27, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The effects of adopting SFAS 109 were not material to the consolidated financial statements at December 27, 1992. During the third quarters of 1994 and 1993, the Company reduced the valuation allowance on the deferred tax asset by $2,500,000 and $2,000,000, respectively, attributable to the Company's strong operating performance, resulting in an income tax benefit. At December 30, 1995, net operating loss carryforwards available in future years are $8,300,000. Certain net operating loss carryforwards of the Company will be limited for future utilization as a result of a 1989 restructuring of the Company. See Note 6 to the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION
- -------------------

     The ratio of current assets to current liabilities was 2.8 to 1.0 in 1995 compared to 2.1 to 1.0 in 1994. The ratio of debt to equity, which includes both short-term and long-term debt, increased from 1994 due to lower income from operations and the increase in debt used to finance new and renovated stores. The Company's short-term and long-term debt totalled $16,371,000 at the end of 1995 compared to $13,245,000 at the end of 1994. The Company's credit facility was recently amended (see "Credit Agreement" below).

CREDIT AGREEMENT
- ----------------

     Effective June 6, 1994, the Company entered into a credit agreement with United Jersey Bank ("UJB") for the purpose of refinancing all of its existing bank and institutional debt and providing working capital. The credit agreement provided for, among other things, a credit facility (the "New Facility") which consists of (I) a $15,000,000 revolving credit facility, (ii) a $500,000 letter of credit facility, (iii) a $3,500,000 term loan and (iv) a $500,000 equipment loan facility.

     In 1995, the New Facility was amended to include an additional $2,500,000 secured loan facility due on March 15, 1996. On December 22, 1995, the New Facility was further amended to provide for: (I) a $17,000,000 revolving credit facility; (ii) a $6,000,000 term loan; both facilities carry a due date of May 31, 1998. The Company's $23,000,000 credit facility will be employed for working capital and to further new store openings, renovations and relocations (see "Retail Stores" below). The New Facility is collateralized on a first priority basis by substantially all of the assets of the Company.

RETAIL STORES
- -------------

     The Company operated 61 stores at December 30, 1995. Seven stores were opened in 1995. Additionally, the Company relocated three stores, renovated seven stores and closed one store. Currently, the Company anticipates that it will open five new stores by June 1996 depending on the assessment of demand and other factors.

     The total square footage of the Company's stores range from 5,000 to 14,000; the average square footage is approximately 9,000 per store. 1996 stores will be 8,000 to 9,000 square footage.

     The Company's typical stores carry over 7,000 brand name and private label products which are tailored to geographical and seasonal requirements. Larger stores carry over 9,000 products. Additional products are available through the mail-order catalog and special order departments. The Company's strategy is to increase the assortment of marine products with special emphasis on fishing and clothing categories.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     The Company's working capital at December 30, 1995 and December 31, 1994 was $18,327,000 and $13,047,000, respectively. The increase in working capital was mainly attributable to the refinancing of the Company's bank debt in June 1994 (see "Credit Agreement" above) and increased inventory levels. The New Facility provides the Company with increased available borrowing levels and extended maturity dates. The Company increased its inventory as a result of increases in its product assortment and to accommodate store openings. Inventory levels will continue to increase as the number of retail stores expand (see discussion above). Cash used in investing activities is primarily used for the Company's retail store expansion and renovation program. Cash used in financing activities reflects the payments on the revolving line of credit and debt agreements.

     The Company believes that its working capital and credit facility will be adequate to meet its 1996 identifiable working capital requirements including principal payments on debt.

     In 1995, total outstanding borrowings peaked at $18,508,000 and total weighted average borrowings were $15,121,000 compared to $15,867,000 and $12,140,000, respectively, in the prior year. The Company's $17,000,000 line of credit is expected to be adequate to meet the peak seasonal requirements in 1996. See Note 3 to the Notes to Consolidated Financial Statements.

     Cash flow from operations combined with its available line of credit of $17,000,000 is also expected to provide the Company with necessary funds for planned capital expenditures. These expenditures are estimated to be $3,000,000 in fiscal 1996 and primarily constitute expenditures for store relocations and remodelings and the currently planned opening of five new retail stores.

     At March 15, 1996, the Company had $14,041,000 outstanding under its revolving line of credit. These borrowings occurred during the Company's low sales period and during the time when the Company builds its inventory levels for its peak selling seasons.

RECENTLY ISSUED ACCOUNTING STANDARDS
- ------------------------------------

     The Company has not adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" (SFAS 121). SFAS 121 was issued in March 1995 and is effective for fiscal years beginning after December 15, 1995. The Company believes that the adoption of this accounting standard will not have a material effect on the Company's consolidated financial position or results of operations. The Company has not adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS 123). SFAS 123 was issued in October 1995 and is effective for financial statements for fiscal years beginning after December 15, 1995. When adopted, certain disclosures are required for fiscal years that begin after December 15, 1994. SFAS 123 allows for alternative methods of accounting for stock-based compensation arrangements with employees. The Company currently is undecided as to what method of adoption it will utilize.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                 E&B MARINE INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                   PAGE NUMBER
                                                                   -----------

Independent Auditors' Report                                           18

Consolidated Balance Sheets -- December 30, 1995
and December 31, 1994                                                  19
Consolidated Statements of Operations --
Years Ended December 30, 1995, December 31, 1994
and  December 25, 1993                                                 20

Consolidated Statements of Shareholders' Equity (Deficit) --
Years Ended December 30, 1995,
December 31, 1994 and December 25, 1993                                21

Consolidated Statements of Cash Flows --
Years Ended December 30, 1995, December 31, 1994
and December 25, 1993                                                  22

Notes to Consolidated Financial Statements                             23 - 35

SCHEDULES:
- ----------

All  financial   statement   schedules  have  been  omitted   because  they  are
inapplicable or the information is provided in the financial statements, including the notes thereto.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
E&B Marine Inc.:

We have audited the consolidated financial statements of E&B Marine Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of E&B Marine Inc. and subsidiaries at December 30, 1995 and December 31, 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 1995 in conformity with generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes.




                                                  KPMG Peat Marwick LLP


Short Hills, New Jersey
February 15, 1996

                        E&B MARINE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     DECEMBER 30, 1995 AND DECEMBER 31, 1994


Dollars in thousands, except per share amounts          1995             1994
================================================================================
    ASSETS
    Current assets:
         Cash and cash equivalents                    $   443          $   719
         Accounts receivable                              522              501
         Inventory                                     22,945           19,987
         Prepaid expenses                               1,650              802
         Other current assets                           2,793            2,690
- --------------------------------------------------------------------------------
             Total current assets                      28,353           24,699

    Property, plant and equipment, net                  5,549            4,569
    Excess of cost over fair value of
       assets acquired, net of accumulated
       amortization of $801 and $730 in
       1995 and 1994, respectively                      2,041            2,112
    Other assets                                        1,848            2,613
- --------------------------------------------------------------------------------
    TOTAL ASSETS                                      $37,791          $33,993
================================================================================

    LIABILITIES AND SHAREHOLDERS' EQUITY

    Current liabilities:
         Current maturities of long-term debt         $   740          $ 1,282
         Accounts payable                               5,766            6,370
         Accrued expenses                               3,520            4,000
- --------------------------------------------------------------------------------
             Total current liabilities                 10,026           11,652

    Revolving line of credit                           10,168            9,427
    Long-term debt, less current maturities             5,463            2,536

    Shareholders' equity:

         Common stock - par value $.001 per
           share, authorized 10,000,000 and
           30,000,000 shares in 1995 and
           1994, respectively, issued
           4,019,650 and 3,783,349 in 1995
           and 1994, respectively                           4                4
         Additional paid-in capital                    21,799           21,002
         Accumulated deficit                           (7,481)          (8,500)
         Minimum pension liability
           adjustment                                    (104)               -
         Treasury stock - at cost                      (2,084)          (2,084)
         Value assigned to unearned compensation            -              (44)
- --------------------------------------------------------------------------------
             Total shareholders' equity                12,134           10,378
- --------------------------------------------------------------------------------


    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $37,791          $33,993
================================================================================


          See accompanying notes to consolidated financial statements.

                        E&B MARINE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994 AND DECEMBER 25, 1993



DOLLARS IN THOUSANDS,
EXCEPT PER SHARE AMOUNTS                     1995          1994           1993
================================================================================
    Net sales                              $109,818      $101,752       $92,713

    Cost of goods sold excluding
      amortization and depreciation          80,479        73,903        66,313

- --------------------------------------------------------------------------------


             Gross profit                    29,339        27,849        26,400

    Selling, general, and
      administrative expenses                24,675        22,181        20,933

    Depreciation and amortization             1,134         1,259         1,589

    Non-cash compensation expense               369

- --------------------------------------------------------------------------------


    Income from operations                    3,161         4,409         3,878

    Other income                                                           (337)

    Interest expense                          1,492         1,182           862

- --------------------------------------------------------------------------------


    Income before income taxes                1,669         3,227         3,353

    Income tax expense (benefit)                650        (2,500)       (2,000)
- --------------------------------------------------------------------------------


    Net income                             $  1,019      $  5,727       $ 5,353

================================================================================


    Per share amounts:

    Net income                                 $.29         $1.38         $1.34

    Weighted average number of
      shares outstanding                  3,751,000     3,692,000     3,717,000
================================================================================

          See accompanying notes to consolidated financial statements.

                                       21

                                                  E&B MARINE INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                        YEARS ENDED DECEMBER 30, 1995,  DECEMBER 31, 1994 AND DECEMBER 25, 1993
- -----------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                                             MINIMUM                              VALUE
                                 COMMON STOCK         ADDITIONAL             PENSION TREASURY STOCK              ASSIGNED
                                     NUMBER            PAID-IN  ACCUMULATED LIABILITY    NUMBER               Mto UNEARNED
                                    OF SHARES   AMOUNT CAPITAL    DEFICIT  ADJUSTMENT  OF SHARES      AMOUNT  COMPENSATION    TOTAL
                                    ------------------------------------------------------------------------------------------------
Balance, December 26, 1992         14,978,37     $150  $20,745  ($19,580)              (168,351)     ($1,747)     ($222)     ($654)

Net income                                                          5,353                                                     5,353

Earned compensation
   related to ESOP                                                                                                    89         89

Issuance of common stock              83,800        1       66                                                                   67

Exercise of stock options              4,000                 2                                                                    2

One-for-four reverse
   stock split: Effective
   December 9, 1993              (11,300,041)    (147)     147                           126,264                                  0

Repurchase of treasury
   shares                                                                                (37,500)        (337)                 (337)

- ------------------------------------------------------------------------------------------------------------------------------------
Balance, December 25, 1993         3,766,133        4   20,960     (14,227)              (79,587)      (2,084)      (133)     4,520

Net income                                                           5,727                                                    5,727

Issuance of common stock               4,576                16                                                                   16

Earned compensation related
   to ESOP                                                                                                            89         89

Exercise of stock options             12,640                26                                                                   26
- ------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994         3,783,349        4   21,002      (8,500)              (79,587)      (2,084)       (44)    10,378

Net income                                                           1,019                                                    1,019

Minimum pension
   liability adjustment                                                        (104)                                          (104)

Issuance of common stock             196,516               679                                                                  679

Earned compensation related
   to ESOP                                                                                                            44         44

Exercise of stock options             39,785               118                                                                  118

- ------------------------------------------------------------------------------------------------------------------------------------
Balance, December 30, 1995         4,019,650       $4  $21,799     ($7,481)    ($104)    (79,587)     ($2,084)        $0    $12,134

See accompanying notes to consolidated financial statements.
- ------------------------------------------------------------------------------------------------------------------------------------

                        E&B MARINE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994 AND DECEMBER 25,1993

- --------------------------------------------------------------------------------

(Dollars in thousands)                             1995        1994       1993
- --------------------------------------------------------------------------------

Cash flows from operating activities:

   Net income                                     $1,019      $5,727     $5,353

   Adjustments to reconcile net income
   to net cash (used in)  provided by
   operating activities:

     Depreciation and amortization                1,134        1,259      1,589
     Amortization of premium on debt                                       (284)
     Loss on disposal of fixed assets                 9           29         42
     Earned compensation related to ESOP             44           89         89
     Decrease (increase)  in deferred tax asset     650       (2,500)    (2,000)

   Change in assets and liabilities net of
   non-cash transactions and acquisitions:

     (Increase) decrease in accounts receivable     (21)         31         351
     Increase in inventory                       (2,958)     (2,170)     (1,822)
     Increase in other current assets              (103)        (66)        (59)
     Increase in prepaid expenses                  (848)       (238)       (134)
     Decrease (increase) in other assets             83        (242)        266
     (Decrease) increase in accounts payable       (604)        789       1,467
     Decrease in accrued expenses                  (584)       (837)       (445)
     Decrease in other liabilities                                         (375)
- --------------------------------------------------------------------------------

Net cash (used in) provided by operating
  activities                                     (2,179)      1,871       4,038
- --------------------------------------------------------------------------------

Cash flows from investing activities:

   Proceeds from sales of property, plant and
     equipment                                                                4
   Purchases of property, plant and equipment    (2,020)      1,967)       (973)
- --------------------------------------------------------------------------------

Net cash used in investing activities            (2,020)     (1,967)       (969)
Cash flows from financing activities :

  Borrowings under debt agreements               19,431       9,634      15,900
  Payments of debt                              (16,305)     (9,256)    (18,842)
  Stock, option and warrant transactions (net)      797          42        (268)
- --------------------------------------------------------------------------------


Net cash provided by (used in) financing
  activities                                      3,923         420      (3,210)
- --------------------------------------------------------------------------------


Net (decrease) increase in cash and
  cash equivalents                                 (276)        324        (141)

     Cash and cash equivalents at
       beginning of year                            719         395         536
- --------------------------------------------------------------------------------


     Cash and cash equivalents at
       end of year                                 $443        $719        $395
- --------------------------------------------------------------------------------

Interest Paid                                    $1,485      $1,117      $1,190
Income Taxes Paid                                   $87         $79         $94
- --------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                        E&B MARINE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 30, 1995 AND DECEMBER 31, 1994
                  (Dollars in thousands, except per share data)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS - E&B Marine Inc. and subsidiaries (the "Company") operate in one business segment, the retail and mail-order merchandising of a wide variety of marine supplies and apparel to the recreational boating community. The Company's stores are primarily located in the eastern and southern United States and in the area of the Great Lakes. The Company's business is highly seasonal and susceptible to weather conditions and generates a significant portion of its annual sales and net income in the second and third quarters, the primary boating season in the Company's markets. The Company does not have any major customers and does not extend credit to its retail store or mail-order customers. The Company does not depend on any one supplier for a substantial part of its product line and believes that alternative sources of supply are available for its products.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the ac counts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

     CASH and CASH EQUIVALENTS - Cash equivalents are considered, in general, to be those se curities with maturities of three months or less when purchased.

     INVENTORY - Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

     PROPERTY, PLANT and EQUIPMENT - Property, plant and equipment and leasehold improvements are carried at cost. Depreciation and amortization are computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations for the period. The cost of maintenance and repairs is charged to operations as incurred; significant renewals and betterments are capitalized. Leasehold improvements are amortized over the life of the lease including renewal options which are probable of exercise, or the estimated useful lives of the related assets, whichever is shorter. Properties under capital leases are amortized on a straight-line basis over the related lease terms or the economic lives of the related assets, as appropriate.

     EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED - The excess of cost over fair value of assets acquired is being amortized over a 40-year period using the straight-line method. The Company regularly assesses the recoverability of unamortized amounts of the excess of cost over fair value of assets acquired utilizing relevant cash flow and profitability information. The assessment of the recoverability of unamortized amounts will be impacted if estimated future operating cash flows are not achieved.

                        E&B MARINE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 30, 1995 AND DECEMBER 31, 1994
                  (Dollars in thousands, except per share data)
                                   (Continued)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     NET SALES - Net sales include all merchandise sold within the year less sales returns.

     RETAIL STORE EXPENSES - All pre-opening store expenses are expensed as incurred and store closing expenses are recognized when a decision is made to close a store.

     INCOME TAXES - Effective December 27, 1992 the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). The effects of adopting SFAS 109 were not material to the consolidated financial statements at December 27, 1992. The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the event that included the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     NET INCOME PER SHARE - Net income per share in 1995 is computed based on the weighted average number of common shares and common equivalent shares outstanding during the period in accordance with the modified treasury stock method through the date the outstanding options and warrants exceeded 20 percent of the Company's outstanding common stock, and in accordance with the treasury stock method thereafter. Under such approach approximately 417,000 incremental shares have been added to the weighted average number of shares outstanding, and net interest has been reduced by an aggregate of approximately $198. Net income per share in 1994 and 1993 is computed based on the weighted average number of common shares and common equivalent shares outstanding during the period, in accordance with the modified treasury stock method. Under such approach, in 1994 and 1993, respectively, approximately 750,000 and 830,000 incremental shares have been added to the weighted average number of shares outstanding, and net interest has been reduced by approximately $409 and $741.

     REVERSE STOCK SPLIT - On December 9, 1993, the Company effected a one-for-four reverse stock split. The par value of the Common Stock was reduced from $0.01 to $0.001 per share. Accordingly, all per share and stock option data have been restated to reflect the split.

                        E&B MARINE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 30, 1995 AND DECEMBER 31, 1994
                  (Dollars in thousands, except per share data)
                                   (Continued)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     REPORTING YEAR - The Company and its subsidiaries utilize a 52-53 week fiscal year ending on the last Saturday in the month of December. Fiscal year 1995 and 1993 contain 52 weeks; fiscal year 1994 contains 53 weeks.

     USE OF ESTIMATES - In conformity with generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements. Actual results could differ from those estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value Of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the consolidated financial statements at carrying value which approximates fair value because of the short-term maturity of these instruments. The carrying value of the Company's short- and long-term bank borrowings approximates the fair value based on the current rates available to the Company for similar instruments.

2.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at:
                                                                     Estimated
                                    December 30,    December 31,    Useful Lives
                                       1995            1994            (Years)
- --------------------------------------------------------------------------------
Land                                $   100          $  100
Building and improvements               474             474            10 - 35
Leasehold improvements                4,503           3,540             5 - 15
Furniture and equipment               7,795           8,222             3 -  7
Properties under capital leases         407             407                  7
- --------------------------------------------------------------------------------

                                     13,279          12,743
Less accumulated
depreciation and amortization         7,730           8,174
- --------------------------------------------------------------------------------

                                    $ 5,549         $ 4,569
================================================================================

Accumulated amortization on properties under capital leases was $102 at December 30, 1995 and $44 at December 31, 1994.

                        E&B MARINE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 30, 1995 AND DECEMBER 31, 1994
                  (Dollars in thousands, except per share data)
                                   (Continued)

3.   FINANCING OBLIGATIONS

     Effective June 6, 1994, the Company refinanced all of its then existing bank and institutional debt. In connection therewith, the Company entered into a credit agreement with United Jersey Bank ("UJB"). The credit agreement provided for, among other things, a credit facility (the "New Facility") which consisted of (I) a $15,000 revolving credit facility, (ii) a $500 letter of credit facility, (iii) a $3,500 term loan and (iv) a $500 equipment loan facility. In 1995, the New Facility was amended to include an additional $2,500 term loan facility due March 15, 1996.

     The $15,000 revolving credit line facility provided for in the New Facility bears interest at a rate of 0.75 percent above the bank's prime rate. The $15,000 revolving credit line facility imposes certain restrictions on the borrowing base predicated on inventory levels, and is collateralized on a first priority basis by substantially all of the assets of the Company. Prior to June 6, 1994, the effective date of the New Facility, the Company's revolving credit line facility bore interest at a rate of one percent above the bank's prime rate, matured on December 31, 1995 and required a 30-day clean-down period.

     On December 22, 1995, the New Facility was further amended to include: (I) a $17,000 revolving line of credit with the same terms and conditions as the prior $15,000 line except for an extension of maturity; and (ii) a $6,000 term loan with an interest rate of 1.5 percent per annum above the prime rate which was used in part to repay the aforementioned $3,500 and $2,500 bank loans. Both facilities have a due date of May 31, 1998.

     At December 30, 1995 and December 31, 1994, the outstanding borrowings on the revolving line of credit were $10,168 and $9,427, respectively. The rate of interest at December 30, 1995 was 9.25 percent.

At December 30, 1995 and December 31, 1994, long-term debt consists of the following:

                                                   December 30,    December 31,
                                                      1995            1994
- --------------------------------------------------------------------------------

$3,500 term loan due December 31, 1997.
Interest is payable at 1.5 percent over
the bank's prime rate.                              $    -         $3,500

Capital leases due on various maturity
dates.  Interest is payable at various fixed
rates.                                                 203            318

$6,000 term loan due May 31, 1998.
Interest is payable at 1.5 percent over
the bank's prime rate.  As of December
 30, 1995, the rate of interest was 10.0 percent.    6,000              -
- --------------------------------------------------------------------------------

                                                     6,203          3,818

Less current maturities                                740          1,282
- --------------------------------------------------------------------------------

                                                    $5,463         $2,536
================================================================================

                        E&B MARINE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 30, 1995 AND DECEMBER 31, 1994
                  (Dollars in thousands, except per share data)
                                   (Continued)


3.   FINANCING OBLIGATIONS (continued)

     The New Facility is collateralized by substantially all assets of the Company. The terms of the New Facility (including the revolver) include certain restrictive covenants which provide, among other things, restrictions on the payment of dividends, and require the Company to meet certain financial ratios and amounts related to tangible net worth, debt and current ratio. In addition, there are limitations on capital expenditures and incurring additional indebtedness.

Minimum principal payments relating to the Company's long-term debt at December 30, 1995 are as follows:

             FISCAL YEAR                             TOTAL
             ----------------------------------------------
             1996                                    $  740
             1997                                     1,663
             1998                                     3,800
             ----------------------------------------------

                                                     $6,203
             ==============================================


4.   COMMITMENTS AND CONTINGENCIES

     The Company leases stores and a warehouse facility under long-term lease agreements. These leases are classified as operating leases and expire in various years through 2005. They generally contain renewal options for periods ranging from two to ten years. On June 16, 1986, the Company entered into a five-year lease with four options totaling ten years for its Edison, New Jersey warehouse and office facilities. The Company has exercised an option on the Edison facility to extend the term of the lease to March 31, 1997.

                        E&B MARINE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 30, 1995 AND DECEMBER 31, 1994
                  (Dollars in thousands, except per share data)
                                   (Continued)


4.   COMMITMENTS AND CONTINGENCIES (continued)

     Rental expense for all operating leases was $6,202, $5,210 and $4,567 in 1995, 1994 and 1993, respectively. The following is a schedule of future minimum lease payments, net of sublease income, for each of the next five years for operating leases (with initial or remaining terms in excess of one year):


                                                         Minimum
            Year                                      Lease Payments
            --------------------------------------------------------
            1996                                         $7,315
            1997                                          5,812
            1998                                          5,071
            1999                                          4,255
            2000                                          2,423


     The Company entered into employment agreements with its Chairman of the Board and Chief Executive Officer and its President and Chief Operating Officer for four- and five-year periods initially ending in January 1995 and March 1997, respectively. Effective January 28, 1995, the Company's President and Chief Operating Officer resigned his positions. In addition, effective January 28, 1995, the Chairman of the Board and Chief Executive Officer amended his employment agreement. The amended agreement provides for, among other things, an extended term through January 28, 1997 and the grant of options to purchase 75,000 shares of Common Stock at an exercise price of $7.50. In July 1995, the Company entered into a three-year employment agreement with its new President providing for a grant of 100,500 options at an exercise price of $5.50.

     From time to time, the Company may be a party to various legal proceedings relating to the conduct of its business. In management's judgement, the consolidated financial position of the Company will not be affected materially by the outcome of any current legal proceedings or other contingent liabilities and commitments.

                        E&B MARINE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 30, 1995 AND DECEMBER 31, 1994
                  (Dollars in thousands, except per share data)
                                   (Continued)


5.   PROFIT-SHARING AND PENSION PLANS

     Effective April 1, 1985 the Company adopted the E&B Marine Inc. Employee Stock Ownership Plan ("ESOP"). Under the Plan, the Company makes annual contributions to the Trust for the benefit of eligible employees. The contributions may be in the form of either cash or Common Stock of the Company. The amount of the annual contribution is at the discretion of the Board of Directors of the Company, except that the minimum amount must be sufficient to enable the Trust to meet its current obligations to the Company. Expenses relating to this plan were $44, $96 and $99 in 1995, 1994 and 1993, respectively. The amount due from the ESOP, which is considered unearned compensation, has been recorded as a separate reduction of shareholders' equity. In December 1995, the Board of Directors of the Company amended the ESOP, effective December 31, 1995. The amendment provided for no new entrants into the ESOP after 1995, full vesting of all participants as of December 31, 1995 and simplified the definition of compensation used in the allocation.

     The Company's profit-sharing plan and trust was amended and restated in 1994. The amended plan includes a provision for a company match of elective contributions made by plan participants; expenses totalled $164 and $78 in 1995 and 1994, respectively. The Company has not made any discretionary contributions to the profit-sharing plan in the years 1995, 1994 and 1993.

     In addition to the discretionary profit-sharing plan, a defined benefit plan was adopted and be came effective June 1, 1985. The minimum benefit contribution is calculated by the plan actuaries. The defined benefit plan provides a retiree with the excess, if any, of amounts required under the Company's pension formula over the value of the retiree's ESOP accounts converted to an annual retirement annuity. In addition, the defined benefit plan provides amounts necessary to cover a decrease, if any, in the value of the common stock purchased under the special arrangement. The value of the common stock is to be determined at the retirement date and computed to an annual retirement annuity. The defined benefit plan was amended, effective January 28, 1994, so that no further benefits will accrue after that date. A curtailment expense of approximately $96 was recorded in 1993. Statement of Financial Accounting Standards No. 87 requires recognition of a minimum pension liability to reflect the excess of accumulated benefits over the fair value of pension plan assets for defined benefit plans. As a result, in fiscal 1995, the Company recorded a minimum pension liability of $104.

                        E&B MARINE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 30, 1995 AND DECEMBER 31, 1994
                  (Dollars in thousands, except per share data)
                                   (Continued)


5.   PROFIT-SHARING AND PENSION PLANS (continued)

The following table sets forth the funded status and amounts recognized by the Company relating to the defined benefit plan as of December 30, 1995, December 31, 1994 and December 25, 1993:


                                                   1995        1994      1993
- --------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
Accumulated benefit obligation including
vested benefits of $1,957, $1,544 and $1,721
in 1995, 1994 and 1993, respectively.             $2,110      $1,649    $1,823
- --------------------------------------------------------------------------------

Projected benefit obligation for services
rendered to date.                                  2,110       1,649     1,823
Less: Plan assets at fair value, primarily
common stocks and U.S. government bond
commingled funds with the custodian.               1,937       1,612     1,660
- --------------------------------------------------------------------------------

Projected benefit obligation in excess
of plan assets.                                      173          37       163
Deferred gain (loss)                                (104)         54         -
Additional minimum liability adjustment              104           -         -
- --------------------------------------------------------------------------------

Accrued Pension Cost                              $  173      $   91    $  163
- --------------------------------------------------------------------------------

Net pension cost for the fiscal years ended
1995, 1994 and 1993 include the following
components:
Future service cost                                    -      $   35    $  206
Interest cost on projected benefit obligation        134         131       139
Return on plan assets                               (355)         72      (116)
Net amortization and deferral                        227        (204)       29
Curtailment expense                                    -           -        96
- --------------------------------------------------------------------------------

Net Pension Cost                                   $   6      $   34    $  354
================================================================================
Weighted average discount rate                      7.25%        8.5%      7.5%
Rate of increase in future compensation levels        N/A         N/A       N/A
Long-term rate of return on assets                   8.0%        8.0%      7.5%

                        E&B MARINE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 30, 1995 AND DECEMBER 31, 1994
                  (Dollars in thousands, except per share data)
                                   (Continued)

6.   INCOME TAXES

     The Company had no current tax expense in 1995, 1994 and 1993 as a result of the utilization of net operating loss carryforwards. In 1995, the Company reduced its deferred tax asset and recognized $650 of deferred tax expense primarily for utilization of net operating loss carryforwards against current taxable income. During the third quarters of 1994 and 1993, the Company reduced its valuation allowance on the deferred tax asset by $2,500 and $2,000, respectively, attributable to the Company's strong operating performance, resulting in a credit to income tax expense.

The components of deferred taxes at December 30, 1995 and December 31, 1994 are as follows:

Deferred Tax Asset:
                                                         1995           1994
                                                         ----           ----

Inventory                                                $   742        $   732
Employee benefit accruals                                    261            339
Intangible asset, basis difference                            --            120
Restructuring reserves                                         8             67
Net operating loss carryforwards                           3,323          4,021
Other                                                         20             75

Valuation allowance                                         (504)          (564)
                                                         -------        -------

Deferred tax asset                                         3,850          4,790
                                                         -------        -------

Deferred Tax Liability - excess of tax
over financial statement depreciation                         --           (290)
                                                         -------        -------

Net Deferred Tax Asset                                   $ 3,850        $ 4,500
                                                         =======        =======

At December 30, 1995 and December 31, 1994, the net deferred tax asset is classified as follows:

   Other current assets                                  $ 2,500        $ 2,500
   Other assets                                            1,350          2,000
                                                         -------        -------

                                                         $ 3,850        $ 4,500
                                                         =======        =======

     In order to fully realize the net deferred tax asset, the Company will need to generate future taxable income of approximately $9,555. A portion of the net deferred tax asset is attributable to net operating loss carryforwards ("NOLs") which for federal income tax purposes expire during the years 2003 through 2006. Although realization is not assured, management believes it is more likely than not that the Company will realize the benefit of the NOLs before they begin to expire. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

                        E&B MARINE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 30, 1995 AND DECEMBER 31, 1994
                  (Dollars in thousands, except per share data)
                                   (Continued)


6.   INCOME TAXES (continued)

     As of  December  30,  1995,  the  Company  had  unused net  operating  loss carryforwards of approximately $8,300 for tax reporting purposes. The utilization of $3,100 of the tax loss carryforwards will be limited in subsequent years as a result of the 1989 restructuring of the Company which resulted in a change of control of the Company of greater than fifty percent. The total tax loss carryforward subject to limitation represents annual tax losses incurred prior to the beginning of the year 1989 and the tax loss incurred for the period January 2, 1989 to March 3, 1989, the date of the change in control.

The tax net operating loss carryforwards expire as follows:

           Year of                                Tax
           Expiration                          Reporting
           ---------------------------------------------
           2003                                   $2,160
           2004                                      600
           2005                                    2,740
           2006                                    2,800
           ---------------------------------------------

                                                  $8,300
           =============================================
The Company is subject to the alternative minimum tax, which is approximately $30 and $40 in 1995 and 1994, respectively. The alternative minimum tax is capitalized as part of the net deferred assets in 1995 and 1994.

The effective income tax rate is different from the U.S. Federal Statutory rate for the following reasons:

                                                  1995       1994       1993
- --------------------------------------------------------------------------------

Computed "expected" tax expense                   $ 568    $ 1,097    $ 1,140
Increase (reduction) in taxes resulting from:
State income taxes, net of federal
  income tax benefit                                100        193         96
Non-deductible amortization of goodwill              42         34         24
Debt premium amortization                            --         --        (96)
Change in valuation allowance                       (60)    (3,824)    (3,164)
- --------------------------------------------------------------------------------

                                                  $ 650    ($2,500)   ($2,000)
================================================================================

                        E&B MARINE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 30, 1995 AND DECEMBER 31, 1994
                  (Dollars in thousands, except per share data)
                                   (Continued)


7.   EMPLOYEE STOCK OPTION AND PURCHASE PLAN, WARRANTS and RELATED
     MATTERS

     As of January 26, 1983, the shareholders of the Company adopted a stock option plan and a stock purchase plan. The stock option plan, as amended, provides for 650,000 shares of common stock available for option thereunder. The options are exercisable at varying dates not to exceed ten years from date of grant. The stock purchase plan, as amended in 1991, makes available 50,000 shares of common stock which have been reserved for purchase by eligible employees at 85 percent of fair market value. During 1995, 1994 and 1993, shares issued under the stock purchase plan totalled 0, 4,576 and 12,200, respectively. The stock purchase plan expired in 1994.


Transactions, restated to reflect the reverse stock split, relating to stock options granted under the stock option plan are as follows:

                                                         Number of Shares
                                                           Under Option
- --------------------------------------------------------------------------------

Outstanding at December 26, 1992 ($2.00 - $15.00)            293,725
Granted   ($3.00 - $4.75)                                     55,250
Exercised ($2.50)                                             (1,000)
Cancelled ($2.375 - $15.00)                                   (6,175)
- --------------------------------------------------------------------------------

Outstanding at December 25, 1993 ($2.00 - $15.00)            341,800
Granted   ($9.50 - $10.00)                                    13,500
Exercised ($2.38 - $2.50)                                       (800)
Cancelled ($2.50 - $10.00)                                    (2,900)
- --------------------------------------------------------------------------------

Outstanding at December 31, 1994 ($2.00 - $15.00)            351,600
Granted   ($5.25 - $7.50)                                    225,375
Exercised ($2.38 - $2.63)                                    (26,785)
Cancelled ($2.38 - $9.50)                                    (32,567)
- --------------------------------------------------------------------------------


Outstanding at December 30, 1995 ($2.00 - $15.00)            517,623
Exercisable at December 30, 1995   ($2.00 - $15.00)          230,220
================================================================================

                        E&B MARINE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 30, 1995 AND DECEMBER 31, 1994
                  (Dollars in thousands, except per share data)
                                   (Continued)


7. EMPLOYEE STOCK OPTION AND PURCHASE PLAN, WARRANTS AND RELATED MATTERS (continued)

     The Company has granted additional stock options and warrants to purchase common stock. These options and warrants were issued during the period from 1988 through 1991. In November 1995, the Company announced an offer (the "Exchange Offer") to exchange up to 181,531 shares of the Company's common stock for up to 1,032,418 warrants and options (other than the options issued under the Company's 1983 Stock Option Plan). Pursuant to the Exchange Offer which closed on December 1, 1995, the Company issued an aggregate of 176,575 shares of common stock in exchange for 1,000,089 warrants and options. As a result of the Exchange Offer, the Company incurred $369 in non-cash compensation expense. Additionally, during 1995, the Company issued 19,941 shares of common stock for proceeds of approximately $119.

     At December 30, 1995 and December 31, 1994, the number of shares under option/warrant other than under the Company's 1983 Stock Option Plan were 32,329 and 1,141,631, respectively, at exercise prices ranging from $8.44 to $11.15 and $1.00 to $14.00, respectively.

     In 1992, two former officers of the Company were issued 11,986 three-year options at an exercise price of $2.00 and in 1994 these options were exercised. In addition, warrants which were convertible into an aggregate of 141,086 shares of common stock at an exercise price of $28.36 per share expired unexercised effective April 7, 1993. During 1995, options held by a director to purchase 13,000 shares of common stock were exercised at an exercise price of $3.72.

8.   OTHER INCOME

     In 1988, a loan to a former officer, collateralized by 37,500 shares of common stock, was fully reserved against due to uncertainties concerning collectibility. In 1993, the Company and the former officer agreed that the Company will retain the common stock in full satisfaction of the debt. The fair market value of the common stock of $337 has been recorded as other income in 1993.

                        E&B MARINE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 30, 1995 AND DECEMBER 31, 1994
                  (Dollars in thousands, except per share data)
                                   (Continued)


9.   QUARTERLY FINANCIAL DATA.

The  following   table  sets  forth  certain   unaudited   quarterly   financial
information:


                                      FIRST      SECOND     THIRD       FOURTH
                                     QUARTER    QUARTER    QUARTER      QUARTER
                                     -------    -------    -------      -------

YEAR ENDED DECEMBER 30, 1995
- ----------------------------

Net sales                           $ 19,131    $ 42,780   $ 29,367    $ 18,540
Gross profit                           4,196      13,054      8,370       3,719
Income (loss) before income taxes     (1,879)      4,926      1,370      (2,748)
Income tax expense (benefit)            (751)      1,972        549      (1,120)
Net income (loss)                     (1,128)      2,954        821      (1,628)

Net income (loss) per share (1)        (0.30)       0.67       0.20       (0.43)

YEAR ENDED DECEMBER 31, 1994
- ----------------------------


Net sales                           $ 16,148    $ 39,845   $ 27,456    $ 18,303
Gross profit                           3,500      12,129      7,938       4,282
Income (loss) before income taxes     (1,790)      4,915      1,712      (1,610)
Income tax expense (benefit)              --          --     (2,500)         --
Net income (loss)                     (1,790)      4,915      4,212      (1,610)

Net income (loss) per share (1)        (0.49)       1.11       0.96       (0.45)


(1) The sum of the four quarters' per share amounts do not agree to the reported net income per share for the full year due to common stock equivalents being included in the calculation in certain quarters and excluded in other quarters when the effect is antidilutive.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     For information concerning executive officers of the Company see "Executive Officers of the Company" under Part I above. Certain biographical information concerning the Directors of the Company is set forth below. Such information was furnished by them to the Company.


Name Of Director            Age            Certain Biographical Information
- ----------------            ---            --------------------------------

BRADFORD R. KLATT           41       President of Metropolis Equities,  Inc., an
(Class C Director)                   investment   firm,   since  June  1988  and
                                     Partner of Roseland  Property Company since
                                     1993. Prior to that, Mr. Klatt served as a Vice President of Goldman Sachs & Co., an investment banking firm, from 1984 to 1988.
                                     Director of the Company since April 1989.

RICHARD E. KROON            53       Managing Partner of the  Sprout Group, a
(Class C Director)                   private  equity  firm,  and  President  and
                                     Chief  Executive  Officer  of  DLJ  Capital
                                     Corporation, the management company for the Sprout Group, since 1981. Mr. Kroon is a director of County Seat Holdings Inc.,
                                     Loehmann's Holdings, Inc. and other private companies. Director of the Company since
                                     March 1989.

THEODORE A. PAMPERIN        55       Consultant and Chairman of American Catalog
(Class B Director)                   Partnerships  since 1995. Mr.  Pamperin was
                                     Executive Vice President of Hanover Direct,
                                     Inc., a direct mail  company,  from 1993 to
                                     1995. Prior to that, Mr. Pamperin served as
                                     Chairman  of Tweeds,  Inc.,  a direct  mail
                                     apparel  catalog,  from 1986 to 1992 and as
                                     Executive   Vice   President   and  General
                                     Manager of J. Crew Outfitter, a direct mail apparel catalog, from 1981 through 1985.
                                     Director of the Company since April 1989.

Name Of Director            Age            Certain Biographical Information
- ----------------            ---            --------------------------------

KENNETH G. PESKIN           56       Chairman  of  the Board and Chief Executive
(Class B Director)                   Officer of the Company since November 1990.
                                     Prior to joining the  Company,  Mr.  Peskin
                                     was   employed  by   Supermarkets   General
                                     Corporation  from  1965  through  September
                                     1989.  He was Chairman and Chief  Executive
                                     Officer  from June 1987 to  September  1989
                                     and President and Chief Executive Officer of the Pathmark Division from June 1986 to June 1987.

WILLIAM V. ROBERTI          49       President  and  Chief  Executive Officer of
(Class A Director)                   Plaid  Clothing  Group Inc. since May 1995.
                                     Plaid     Clothing    Group    filed    for
                                     reorganization  under  Chapter  11  of  the
                                     Federal  Bankruptcy Codes on July 12, 1995.
                                     Visiting    Professor   at   Sacred   Heart
                                     University in Fairfield,  Connecticut since
                                     January  1995.   Mr.   Roberti   served  as
                                     President  and Chief  Executive  Officer of
                                     Brooks   Brothers,   a  men's  and  women's
                                     specialty  retailer,  from  January 1990 to
                                     December   1994  and  President  and  Chief
                                     Operating  Officer from May 1987 to January
                                     1990.   Prior  to  that,  Mr.  Roberti  was
                                     employed by Zale Corporation, a jewelry specialty retailer, from 1984 to 1987. Mr.
                                     Roberti is a director of Pivot Rules, a privately held golf apparel company, and Plaid Clothing Group, Inc. Director of the
                                     Company since May 1993.

JOHN H. WEILAND             40       Group Vice  President of  C.R.  Bard,  Inc.
(Class B Director)                   since  March  1996.   Prior  to  that,  Mr.
                                     Weiland  was Senior Vice  President  of The
                                     North America Group, Dentsply International
                                     Inc., a  manufacturer  of dental  supplies,
                                     from 1991 to March 1996. Prior to that, Mr.
                                     Weiland   served  as  President  and  Chief
                                     Executive Officer of Pharmacia  Diagnostics
                                     Inc.,   from  1989  to  1991  and  as  Vice
                                     President  -  General   Manager  of  Baxter
                                     International    -   Scientific    Products
                                     Division from 1988 to 1989. Mr. Weiland was
                                     a White House  Fellow from 1987 to 1988 and
                                     Vice  President  East  American  Scientific
                                     Products   Division  of  Baxter  Healthcare
                                     Corporation prior to 1987. Director of the Company since October 1986.

Committees of the Board of Directors

     The Board of Directors has an Audit Committee, whose members currently are Bradford R. Klatt, William V. Roberti and John H. Weiland, and a Compensation and Stock Option Committee, whose members currently are Richard E. Kroon, Bradford R. Klatt and Theodore A. Pamperin. The Audit Committee is authorized to review the results of auditors' examinations and make recommendations with respect to accounting practices and procedures and internal controls. The Compensation and Stock Option Committee is authorized to make recommendations to the Board of Directors regarding compensation to be paid to key employees of the Company, administers the Company's 1983 Stock Option Plan and determines the persons who are eligible to receive options thereunder, the number of shares to be subject to each option and the other terms and conditions upon which options under such plan are granted and made exercisable.

Section 16(a) Reporting Requirements

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended December 30, 1995 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were met, except for the Trustees of General Electric Pension Trust who reported a transaction one month late.

ITEM 11.  EXECUTIVE COMPENSATION.


     The following table sets forth information concerning the compensation during the fiscal years ended December 30, 1995, December 31, 1994, and December 25, 1993 to the Chief Executive Officer and the four other most highly compensated executive officers of the Company whose total annual salary and bonus for the year ended December 30, 1995 exceeded $100,000.


                           SUMMARY COMPENSATION TABLE

                                           ANNUAL          LONG TERM
                                        COMPENSATION      COMPENSATION
                                        ------------      ------------

                                                               Options    All Other
                              Fiscal                           Granted   Compensation
Name And Principal Position   Year (1)  Salary    Bonus          (#)         (2)
- -------------------------------------------------------------------------------------
Kenneth G. Peskin             1995      $257,716         --     75,000     $ 172
Chairman of the Board and     1994       238,846         --         --       398
Chief Executive Officer       1993       229,038   $115,000         --       996

James D. Peters               1995       129,181         --    100,500        --
President and                 1994 (3)        --         --         --        --
Chief Operating Officer       1993 (3)        --         --         --        --

Walfrido A. Martinez          1995       120,625         --     12,000       165
Senior Vice President and     1994       113,462         --         --       383
Chief Financial Officer       1993        98,750     33,000     18,750       516

Robert G. Defonte             1995       148,500         --     12,000       172
Senior Vice President,        1994       150,240         --         --       398
Merchandising and Secretary   1993       143,625     45,705     12,500       768

Patrick J. Melli              1995       115,625         --     12,000       161
Senior Vice President,        1994       109,615         --         --       373
Inventory Management and      1993        97,500     33,000     17,500       504
Information Services



(1)  The 1994 fiscal year contains 53 weeks.

(2) Consists of contributions made by the Company on behalf of the executive officers to the Employee Stock Ownership Plan.

(3)  Mr. Peters was not an employee of the Company during this period.

     See "Employment Agreements" below for information concerning the Company's Employment Agreement with its Chairman of the Board and its President.

     The Company and its subsidiaries have a stock option plan, a profit sharing plan, an employee stock ownership plan, a defined benefit plan, a bonus plan and customary medical and group life insurance programs.


DIRECTOR COMPENSATION
- ---------------------

     The Company pays an annual fee of $6,000 for directors (other than employees) and a fee of $1,000 for each meeting of the Board of Directors of the Company attended, together with reasonable travel and other expenses incurred in connection with such attendance.

The following table sets forth information concerning options granted during the fiscal year ended December 30, 1995 to the executive officers named in the Summary Compensation Table:



              OPTION GRANTS IN FISCAL YEAR ENDED DECEMBER 30, 1995





                                INDIVIDUAL GRANTS

                                -----------------


                                                % of Total Options
                                   Options        Granted to the
                                   Granted         Employees In       Exercise          Expiration       Grant Date
Name And Principal Position          (#)            Fiscal Year        Price               Date           Value (1)
- ---------------------------          ---            -----------        -----               ----           ---------
Kenneth G. Peskin
Chairman of the Board and
Chief Executive Officer             75,000 (2)       33.3%             $7.50            June 1, 2004      $125,250

James D. Peters
President and
Chief Operating Officer            100,500 (3)       44.6%             $5.50            July 24, 2005      151,755

Walfrido A. Martinez
Chief Financial Officer,
Senior Vice President and
Controller                          12,000 (4)        5.3%             $7.50            Feb. 15, 2000        4,800

Robert G. Defonte
Senior Vice President,
Merchandising and Secretary         12,000 (4)        5.3%             $7.50            Feb. 15, 2000        4,800

Patrick J. Melli
Senior Vice President, Inventory
Management and Information
Services                            12,000 (4)        5.3%             $7.50            Feb. 15, 2000        4,800


(1) Options are valued using a Black-Scholes-based formula. However, options will have no realizable value unless, and then only to the extent that, the Common Stock price appreciates from the grant date to the exercise date.

(2) Exercisable in full on June 1, 2004, and subject to acceleration in 25,000 share annual installments for 1995, 1996 and 1997, contingent upon the achievement of certain performance goals by the Company.

(3) Exercisable in five annual installments of 15,000 shares each commencing July 24, 1996 as well as exercisable in three 8,500 share annual installments for 1996, 1997 and 1998, contingent upon the achievement of certain performance goals by the Company.

(4) Exercisable in full on November 15, 1999, and subject to acceleration contingent upon the achievement of certain performance goals by the Company for fiscal 1995.

     During the fiscal year ended December 30, 1995, Kenneth G. Peskin exchanged 25,000 options with an expiration date February 1, 2001 and an exercise price of $14.00 for 3,264 shares as part of the "Exchange Offer" (see Note 7 to the Consolidated Financial Statements). The following table sets forth information concerning the number and value of options held by the executive officers named in the Summary Compensation Table at December 30, 1995.

                                        OPTION VALUES AT DECEMBER 30, 1995



                                                                                   VALUE OF THE UNEXERCISED
                                 NUMBER OF UNEXERCISED OPTIONS (#)                  IN-THE-MONEY OPTIONS (1)
                                 ---------------------------------                 ------------------------

Name & Principal Position          Exercisable       Unexercisable              Exercisable       Unexercisable
- -------------------------          -----------       -------------              -----------       -------------
Kenneth G. Peskin
Chairman of the Board and
Chief Executive Officer              168,750           93,750                   $253,125               $28,125

James D. Peters
President and
Chief Operating Officer                    0          100,500                          0                     0

Walfrido A. Martinez
Senior Vice President and
Chief Financial Officer               13,875           23,125                      4,688                 1,875

Robert G. Defonte
Senior Vice President,
Merchandising and Secretary           16,250           20,750                     10,000                 2,500

Patrick J. Melli
Senior Vice President, Inventory
Management and Information
Services                              14,500           22,500                      5,844                 1,813



(1) In-the-money options are those where the fair market value of the underlying Common Stock exceeds the exercise price of the option. The value of in-the-money options is determined in accordance with regulations of the Securities and Exchange Commission by subtracting the aggregate exercise price of the option from the aggregate year-end value of the underlying Common Stock.


RETIREMENT PLANS
- ----------------

     The Company provides retirement benefits for employees of the Company and its subsidiaries, including officers and directors who are employees, under three plans: the Profit Sharing Plan (under Section 401(k) of the Code), the Employee Stock Ownership Plan ("ESOP") and the Defined Benefit Plan.

     The compensation of the executive officers of the Company set forth in the Summary Compensation Table above is the current covered compensation of such executive officers under the Defined Benefit Plan. Messrs. Peskin, Peters, Martinez, Defonte and Melli have three, none, three, ten and three credited years of service under the Defined Benefit Plan, respectively. The following table shows the estimated annual retirement benefit in the form of a life annuity under the Defined Benefit Plan for employees retiring at age 65 whose average annual compensation and years of participation at retirement would be in the classifications shown. The amounts shown in the table do not take into account the additional benefit determined by reference to Common Stock purchased under the Profit Sharing Plan or the offset for benefits payable under the ESOP:


                                  ESTIMATED ANNUAL RETIREMENT BENEFIT
                                  -----------------------------------

         Average Annual                        Years Of Service
                                               ----------------
          Compensation         10             15             20            25
          -------------        --             --             --            --

            $ 50,000        $ 7,500        $11,250        $15,000       $18,750
             100,000         15,000         22,500         30,000        37,500
             150,000         22,500         33,750         45,000        56,250
             200,000         22,500         33,750         45,000        56,250
             250,000         22,500         33,750         45,000        56,250
             300,000         22,500         33,750         45,000        56,250



EMPLOYMENT AGREEMENTS
- ---------------------

     By agreement dated as of January 28, 1995, the Company extended and amended the employment agreement between the Company and Kenneth G. Peskin dated as of February 26, 1991. As extended and amended, this agreement (the "Employment Agreement") provides for, among other items, (I) the employment of Mr. Peskin as the Company's Chairman and Chief Executive Officer until January 28, 1997 (with automatic one-year extensions of the term effective as of each anniversary of the date of the agreement unless either the Company or Mr. Peskin gives a notice of non-extension at least ninety days prior to such anniversary), (ii) an annual base salary for 1995 of $240,000 and annual base salaries thereafter to be agreed upon by the Company and Mr. Peskin, (iii) the payment of an annual cash bonus of 50% or more of base salary based upon the achievement by the Company of certain performance goals for the applicable fiscal year, (iv) the grant to Mr. Peskin of options to purchase up to 187,500 shares of Common Stock of the Company at an exercise price of $2.00 per share, of which 168,750 are currently vested, (v) the grant to Mr. Peskin of options to purchase up to 75,000 shares of Common Stock of the Company at an exercise price of $7.50, vesting on June 1, 2004 but subject to accelerated vesting based upon the achievement by the Company of certain performance goals during fiscal years 1995 through 1997, (vi) the grant to Mr. Peskin of additional options to purchase shares of Common Stock at an exercise price of $14.00 per share, with the number of shares subject to these options to be determined in accordance with a formula set forth in the Employment Agreement, which options were exchanged as part of the "Exchange Offer" (see Note 7 to the Consolidated Financial Statements), (vii) certain rights of co-sale with respect to sales of Common Stock held by certain stockholders of the Company, (viii) certain severance payments to Mr. Peskin of up to one year's base salary and bonus in the event of his death, disability or upon termination of the employment of Mr. Peskin under certain circumstances, (ix) an agreement by Mr. Peskin not to compete with the Company for up to one year following termination, and (x) certain benefits for Mr. Peskin reasonably consistent with those offered to similar executives by companies which are substantially of the same size and economic condition as the Company.

     The Company has an employment agreement with James D. Peters which provides for, among other items (I) the employment of Mr. Peters as the President and Chief Operating Officer of the Company for a three year period commencing in July 1995 at an annual base salary of $230,000 and at annual base salaries thereafter to be agreed upon by the Company and Mr. Peters, (ii) the payment of cash bonuses of up to a maximum of 40% of base salary based upon the achievement by the Company of certain performance goals and, (iii) the grant of options as of July 24, 1995 to purchase up to 75,000 shares of Common Stock of the Company at an exercise price of $5.50, with 15,000 of such options vesting annually for five years starting on July 24, 1996 and, (iv) the grant of options as of July 24, 1995 to purchase up to 25,500 shares of common stock of the Company with 8,500 of such options vesting annually for three years provided the Company achieves certain performance goals in each of the three years starting with fiscal year 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The stockholders (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who, to the knowledge of the Board of Directors of the Company, owned beneficially more than five percent of any class of the outstanding voting securities of the Company as of January 1, 1996, each director and each executive officer named in the Summary Compensation Table of the Company who beneficially owned shares of Common Stock and all directors and executive officers of the Company as a group, and their respective stockholdings as of such date (according to information furnished by them to the Company), are set forth in the following table. Except as indicated in the footnotes to the table, all of such shares are owned with sole voting and investment power.




                                        Shares of
                                      Common Stock
                                   Owned Beneficially
                                         as of                  Percent
Name And Address                     January 1, 1996            Of Class
- ----------------                     ---------------            --------


Sprout Growth L.P.                       760,854 (1)              19.3%
 c/o Sprout Group
 277 Park Avenue
 New York, NY 10172

Sprout Capital V                         628,753 (1)              16.0%
 c/o Sprout Group
 277 Park Avenue
 New York, NY 10172

Trustees of General Electric
 Pension Trust                           395,944                  10.0%
 3003 Summer Street
 P.O. Box 7900
 Stamford, CT 06905

Kenneth G. Peskin                        505,625 (2)(3)           12.3%
 201 Meadow Road
 Edison, NJ  08818

DLJ Capital Corporation                  217,441                   5.5%
 c/o Sprout Group
 277 Park Avenue
 New York, NY 10172

                                        Shares of
                                      Common Stock
                                   Owned Beneficially
                                         as of                  Percent
Name And Address                     January 1, 1996            Of Class
- ----------------                     ---------------            --------

Robert G. Defonte                         19,651 (4)              (5)
 201 Meadow Road
 Edison, NJ  08818

Bradford R. Klatt                         15,996 (6)              (5)
 201 Meadow Road
 Edison, NJ  08818

Richard E. Kroon                               0 (7)              (5)
 c/o Sprout Group
 277 Park Avenue
 New York, NY  10172

Walfrido A. Martinez                      14,047 (8)              (5)
 201 Meadow Road
 Edison, NJ  08818

Patrick J. Melli                          14,688 (9)              (5)
 201 Meadow Road
 Edison, NJ  08818

Theodore A. Pamperin                      18,626                  (5)
 201 Meadow Road
 Edison, NJ  08818

William V. Roberti                         2,500 (10)             (5)
 201 Meadow Road
 Edison, NJ  08818

John H. Weiland                            6,507                  (5)
 201 Meadow Road
 Edison, NJ  08818

All Directors and Executive
Officers as Group (11 persons)           597,449                  14.4%

(1) Richard E. Kroon, director of the Company, is managing partner of the general partner of Sprout Growth, L.P. and of Sprout Capital V. DLJ Growth Associates and DLJ Associates V is a general partner of Sprout Growth, L.P. and Sprout Capital V, respectively, and as such has shared voting and dispositive power with respect to such shares. Does not include: 108,071 shares beneficially owned by Sprout Growth, Ltd., of which Mr. Kroon is managing partner of the investment manager; 48,687 shares beneficially owned by DLJ Venture Capital Fund II, L.P., of which Mr. Kroon is managing partner of the general partner. Does not include 289,083 shares beneficially owned by DLJ Capital Corporation, of which Mr. Kroon is President and Chief Executive Officer (see footnote 13 below).

(2) Includes 168,750 shares issuable upon the exercise of presently exercisable options.

(3) Does not include 25,000 shares held by the ESOP, with respect to which Mr. Peskin and Mr. Martinez, as trustees, have shared voting and investment power.

(4) Includes 16,250 shares issuable upon the exercise of presently exercisable options.

(5)  Less than one percent.

(6) Does not include 19,151 shares beneficially owned by Metropolis Two Associates of which Mr. Klatt is a partner.

(7) Mr. Kroon disclaims beneficial ownership of the shares described in Footnote 1 above, except for specific individual partnership interests.

(8) Includes 13,875 shares issuable upon the exercise of presently exercisable options.

(9) Includes 14,500 shares issuable upon the exercise of presently exercisable options.

(10) Consists  of  2,500  shares   issuable   upon  the  exercise  of  presently
     exercisable options.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


         See "Item 11 - Executive Compensation - Employment Agreements."

                                     PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K.


          (a)  1.  Financial Statements:


     The consolidated financial statements of the Company and its subsidiaries filed in this Annual Report on Form 10-K are listed in the attached Index to Consolidated Financial Statements.


               2.  Financial Statement Schedules:


     There are no consolidated financial statement schedules of the Company and its subsidiaries required to be filed in this Annual Report on Form 10-K.


               3.  Exhibits:


     The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the attached Index to Exhibits.


          (b)  Current Reports on Form 8-K:


     No current reports on Form 8-K were filed by the Company during the quarter ended December 30, 1995.


                                    *  *  *


     Copies of the exhibits filed with this Annual Report on Form 10-K do not accompany copies hereof for distribution to stockholders of the Company. The Company will furnish a copy of any of such exhibits to any stockholder requesting the same for a nominal charge to cover duplicating costs.

                                POWER OF ATTORNEY

     The registrant and each person whose signature appears below hereby appoint Kenneth G. Peskin and Walfrido A. Martinez as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting in the premises deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: March 29, 1996                      E&B MARINE INC.


                                           By /s/KENNETH G. PESKIN
                                             ------------------------
                                             Kenneth G. Peskin
                                             Chairman of the Board,
                                             Director and
                                             Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated: March 29, 1996                      By /s/KENNETH G. PESKIN
                                             ------------------------
                                             Kenneth G. Peskin
                                             Chairman of the Board,
                                             Director and
                                             Chief Executive Officer




Dated: March 29, 1996                      By /s/WALFRIDO A. MARTINEZ
                                             ------------------------
                                             Walfrido A. Martinez
                                             Senior Vice President and
                                             Chief Financial Officer

Dated: March 29, 1996                      By /s/BRADFORD R. KLATT
                                             ------------------------
                                             Bradford R. Klatt
                                             Director



Dated: March 29, 1996                      By /s/RICHARD E. KROON
                                             ------------------------
                                             Richard E. Kroon
                                             Director



Dated: March 29, 1996                      By /s/THEODORE A. PAMPERIN
                                             ------------------------
                                             Theodore A. Pamperin
                                             Director



Dated: March 29, 1996                      By /s/WILLIAM V. ROBERTI
                                             ------------------------
                                             William V. Roberti
                                             Director



Dated: March 29, 1996                      By /s/JOHN H. WEILAND
                                             ------------------------
                                             John H. Weiland
                                             Director

                                    EXHIBITS

                                       TO

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



              For the fiscal year ended           Commission file number
                   December 30, 1995                     0-24868
                   -----------------                     -------



                                 E&B MARINE INC.
                      ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


- --------------------------------------------------------------------------------


                                INDEX TO EXHIBITS
                                -----------------

Exhibit
  No.                  Name Of Exhibit                                   Page
  ---                  ---------------                                   ----

3(a)          Restated Certificate of Incorporation of the
              Company, (incorporated by reference to Exhibit
              3 to the Company's Quarterly Report on Form
              10-Q for the Quarter ended July 1, 1995).                  --

3(b)          Amendment and Restated By-Laws of the Company
              (incorporated by reference to Exhibit 3(b) to
              the Company's Annual Report on Form 10-K for
              the year ended December 25, 1993).                         --

10(a)*        1983 Stock Option Plan of the Company, as
              amended and restated as of June 20, 1995
              (incorporated by reference to Exhibit 4(i) to
              Registration Statement No. 33-61193).                      --

10(b)*        Amended and Restated Profit Sharing Plan and
              Trust, effective June 1, 1985, of the Company
              (incorporated by reference to Exhibit 4 to
              Registration Statement No. 2-99055).                       --

Exhibit
  No.                  Name Of Exhibit                                   Page
  ---                  ---------------                                   ----

10(c)         Common Stock Purchase Agreement dated as of
              February 26, 1991 by and among the Company and
              each of the Purchasers named on the signature
              page thereto (incorporated by reference to
              Exhibit 4(a) to the Company's Current Report
              on Form 8-K dated February 26, 1991).                      --

10(d)         Credit Agreement dated as of June 6, 1994 by
              and among the Company, the subsidiaries of the
              Company party thereto and United Jersey
              Bank/Central, N.A. ("UJB") (incorporated by
              reference to Exhibit 10(a) to the Company's
              Quarterly Report on Form 10-Q for the quarter
              ended June 25, 1994).                                      --

10(e)         Security Agreement dated as of June 6, 1994
              made by the Company and the subsidiaries of
              the Company party thereto in favor of UJB and
              United Jersey Leasing Company (the "Leasing
              Company") (incorporated by reference to
              Exhibit 10(b) to the Company's Quarterly
              Report on Form 10-Q for the quarter ended June
              25, 1994).                                                 --

10(f) Pledge Agreement dated as of June 6, 1994 made by the Company in favor of UJB and the Leasing
              Company (incorporated by reference to Exhibit
              10(c) to the Company's Quarterly Report on
              Form 10-Q for the quarter ended June 25,
              1994).                                                     --

10(g) First Amendment dated as of September 12, 1994 to the Credit Agreement, Security Agreement and Pledge Agreement by and among the Company, the subsidiaries of the Company party thereto and UJB (incorporated by reference to Exhibit
              10(a) to the Company's Quarterly Report on
              Form 10-Q for the quarter ended September 24,
              1994).                                                     --

10(h)         Second Amendment dated as of March 8, 1995 to
              the Credit Agreement by and among the Company,
              the subsidiaries of the Company party thereto
              and UJB (incorporated by reference to Exhibit
              10(j) to the Company's Annual Report on Form
              10-K for the year ended December 31, 1994).                --

10(i) Second Amendment dated as of March 8, 1995 to the Mortgage and Security Agreement by and among the Company, UJB and UJB Leasing
              Corporation (incorporated by reference to
              Exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended December 31,
              1994).                                                     --

Exhibit
  No.                  Name Of Exhibit                                   Page
  ---                  ---------------                                   ----

10(j)         Third Amendment dated as of October 27, 1995
              to the Credit Agreement by and among the
              Company, the subsidiaries of the Company party
              thereto and UJB (incorporated by reference to
              Exhibit 10.1 to the Company's Current Report
              on Form 8-K dated October 30, 1995).                       --

10(k)         Fourth Amendment dated November 13, 1995 to
              the Credit Agreement by and among the Company,
              the subsidiaries of the Company party thereto
              and UJB.                                                   --

10(l)         Fifth Amendment dated as of December 22, 1995
              to the Mortgage and Security Agreement by and
              among the Company, UJB and UJB Leasing
              corporation.                                               --

10(m)         Third Amendment dated as of December 22, 1995
              to the Mortgage and Security Agreement by and
              among the Company, UJB and UJB Leasing
              Corporation.                                               --

10(n)         Amended and Restated Term Note dated December
              22, 1995 as of June 6, 1994 made by the
              Company and certain subsidiaries of the
              Company party thereto to the order of UJB.                 --

10(o)*        Employment Agreement dated as of February 26,
              1991 between the Company and Kenneth G. Peskin
              (incorporated by reference to Exhibit 10(f) to
              the Company's Current Report on Form 8-K dated
              February 26, 1991).                                        --

10(p)*        Amendment No. 1 dated as of July 31, 1992 to
              the Employment Agreement dated as of February
              26, 1991 between the Company and Kenneth G.
              Peskin (incorporated by reference to Exhibit
              10(ii) to the Company's Annual Report on Form
              10-K for the year ended December 26, 1992).                --

10(q)*        Amendment No. 2 dated as of January 28, 1995
              to the Employment Agreement dated as of
              February 26, 1991 between the Company and
              Kenneth G. Peskin. (incorporated by reference
              to Exhibit 10(q) to the Company's Annual
              Report on Form 10-K for the year ended
              December 31, 1995).                                        --

10(r)*        Employment Agreement dated as of June 30, 1995
              between the the Company and James Peters.                  --

 Exhibit
   No.                  Name Of Exhibit                                  Page
   ---                  ---------------                                  ----

   21         Subsidiaries of the Company.                               --

   23         Consent of KPMG Peat Marwick LLP.                          --

   24         Power of Attorney (see "Power of Attorney" in
              Form 10-K).                                                --




- --------------------------------------------------------------------------------


* - Management contracts or compensatory plans or arrangements.