Form 10-Q
period 1996-03-30
E&B MARINE INC
filed 1996-05-10
CIK 716740

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-Q
   (Mark One)
     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended March 30, 1996

                                OR

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from            to


                    Commission File Number 0-24868


                          E & B MARINE INC.
           --------------------------------------------------
         (Exact name of registrant as specified in its charter)

                        Delaware                             22-2430891
          ------------------------------              ----------------------
          (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                  Identification No.)

                    201 Meadow Road
                    Edison, New Jersey                          08818
     ---------------------------------------         -----------------------
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

                             Yes   X           No
                                 ----             -----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                            3,942,732
  -----------------------------                --------------------
  Common Stock, $.001 par value                Shares outstanding at
                                                    May 10, 1996

                E & B MARINE INC. AND SUBSIDIARIES
                              INDEX




                                                           Page No.
Part I - Financial Information                             --------

    Consolidated Balance Sheets -
      March 30, 1996 and December 30, 1995                     3

    Consolidated Statements of Operations -
      Three Months Ended March 30, 1996
      and April 1, 1995                                        4

    Consolidated Statements of Cash Flows -
      Three Months Ended March 30, 1996
      and April 1, 1995                                        5

    Notes to Consolidated Financial Statements                 6

    Management's Discussion and Analysis of
      Financial Condition and Results
      of Operations                                            7- 8



Part II - Other Information

    Item 5.  Other Information                                 9

    Item 6.  Exhibits and Reports on Form 8-K                  10

    Signatures                                                 11

                 E&B MARINE INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
               MARCH 30, 1996 AND DECEMBER 30, 1995



Dollars in thousands, except per share amounts
                                              1996                1995
                                           UNAUDITED
                                           ---------             -------
 ASSETS
    Current assets:
      Cash and cash equivalents             $   962              $   443
      Accounts receivable                     1,116                  522
      Inventory                              33,479               22,945
      Prepaid expenses                        1,370                1,650
      Other current assets                    2,807                2,793
                                             ------               ------
           Total current assets              39,734               28,353

    Property, plant and equipment, net        6,011                5,549
    Excess of cost over fair value of
      assets acquired, net of accumulated
      amortization                            2,023                2,041
    Other assets                              3,101                1,848
                                             ------               ------

TOTAL ASSETS                                $50,869              $37,791
                                            =======              =======

    LIABILITIES AND SHAREHOLDERS' EQUITY

    Current liabilities:
      Revolving line of credit               $1,449
      Current maturities of long-term debt      744             $    740
      Accounts payable                       15,262                5,766
      Accrued expenses                        5,027                3,520
                                            -------             --------
         Total current liabilities           22,482               10,026

    Revolving line of credit                 12,766               10,168
    Long-term debt, less current maturities   5,428                5,463

    Shareholders' equity:

      Common stock                                4                    4
         Additional paid-in capital          21,800               21,799
         Accumulated deficit                 (9,423)              (7,481)
         Minimum pension liability
          adjustment                           (104)                (104)
         Treasury stock - at cost            (2,084)              (2,084)
                                            -------              -------

         Total shareholders' equity          10,193               12,134
                                            -------              -------

    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                  $50,869              $37,791
                                            =======              =======

        See accompanying notes to consolidated financial statements.

                 E&B MARINE INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
       THREE MONTHS ENDED MARCH 30, 1996 AND APRIL 1, 1995
                            UNAUDITED


Dollars in thousands, except per share amounts
                                              1996                1995
                                            -------             -------
    Net sales                               $19,205             $19,131

    Cost of goods sold excluding
      amortization and depreciation          15,633              14,935
                                            -------             -------

         Gross profit                         3,572               4,196

    Selling, general, and administrative
      expenses                                5,860               5,390

    Depreciation and amortization               287                 285

    Non-recurring merger expense                201
                                             ------              ------

    Loss from operations                     (2,776)             (1,479)

    Interest expense                            461                 400
                                              ------             -------

    Loss before income taxes                 (3,237)             (1,879)

    Income tax  benefit                      (1,295)               (751)
                                            -------              -------

    Net loss                                $(1,942)            $(1,128)
                                            =======             =======

    Per share amounts:

    Net loss                               $ (0.49)              $(0.30)

    Weighted average number of
      shares outstanding                 3,943,000            3,708,000
                                         =========            =========

   See accompanying notes to consolidated financial statements.

                E & B MARINE INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
        THREE MONTHS ENDED MARCH 30, 1996 AND APRIL 1, 1995
                            UNAUDITED


Dollars in Thousands                             1996                1995
                                               --------            --------

Cash flows from operating activities:
    Net Loss                                  $  (1,942)           $(1,128)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
         Depreciation and amortization              287                285
         Increase in deferred tax asset          (1,295)              (751)
         Earned compensation related to ESOP          0                 22
    Change in assets and liabilities net of
    non-cash transactions:
    (Increase) in accounts receivable              (594)              (482)
    (Increase) in inventory                     (10,534)            (9,096)
    (Increase) in other current assets              (14)               (47)
    Decrease in prepaid expense                     280                 38
    Decrease in other assets                         36                 23
    Increase in accounts payable                  9,496              8,255
    Increase in accrued expenses                  1,507                486
                                               --------             -------

    Net cash used in operating activities        (2,773)            (2,395)
                                               --------             -------

Cash flows from investing activities:
    Purchase of property, plant and equipment      (725)              (421)
                                               --------             -------

         Net cash used in investing activities     (725)              (421)
                                               --------             -------

Cash flows from financing activities:
    Borrowings under debt agreements              4,047              3,245
    Payments of debt                                (31)              (319)
    Proceeds from issuance of stock (net)             1                 51
                                               --------            -------

     Net cash provided by financing activities    4,017              2,977
                                               --------            -------

Net change in cash and cash equivalents             519                161
Cash and cash equivalents at beginning of year      443                719
                                               --------            -------

Cash and cash equivalents at end of quarter     $   962            $   880
                                               ========            =======


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

The results of operations for the three-month period ended March
30, 1996 are not necessarily indicative of the results to be expected for the full year.


2:       Inventories

Inventory has been calculated using the cost complement obtained from the inventory tracking system which is applied on an individual store basis. Additionally, gross profit margin is reduced by an estimated percentage of sales for shrinkage.


3:       Loss  Per Common Share

The loss per Common Share for 1996 and 1995 is based on the weighted average number of Common Shares outstanding during the quarters. Common stock equivalents are not considered in the computation, as their inclusion would be anti-dilutive on the per share amounts.

              E & B MARINE INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
          (Dollars in thousands, except per share data)

RESULTS OF OPERATIONS
- --------------------

Consolidated net sales for the three-month period ended March 30, 1996 were $19,205, an increase of $74 or 0.4 percent from sales of $19,131 for the three-month period ended April 1, 1995.

Retail store net sales were $16,446 for the three-month period ended March 30, 1996, an increase of 3.3 percent from net sales of $15,925 in 1995. Sales in stores opened during comparable periods in 1996 and 1995 decreased 3.4 percent. The increase in sales in the retail stores is principally attributable to the seven retail stores opened after the first quarter of 1995.

Mail-order net sales were $2,759 for the three-month period ended
March 30, 1996, a decrease of $447 or 13.9 percent compared to net sales of $3,206 for the three-month period ended April 1, 1995.

Gross profit for the three-month period ended March 30, 1996 of $3,572 declined $624 or 14.9 percent as compared to the three-month period ended April 1, 1995. The Company's first quarter gross profit margin in 1996 of 18.6 percent decreased 3.3 percentage points from 21.9 percent in the first quarter of 1995. The decrease in margin from the prior year reflects increased sales of merchandise with lower margins, increased occupancy costs, which are included in cost of goods sold, attributable to the opening of new retail stores and the Company's response to competitive pressures.

Selling, general and administrative expenses increased $470 or
8.7 percent from the previous year. As a percentage of sales, selling, general and administrative expenses increased from 28.2 percent in 1995 to 30.5 percent in 1996. This increase reflects the fact that the Company incurred operating expenses relating to the seven retail stores opened after the first quarter of 1995.

The Company's effective income tax rate for the first quarter of 1996 was consistent with the first quarter of 1995.

Interest expense increased to $461 in 1996 from $400 in 1995.
The Company incurred an increased level of borrowings in 1996, offsetting a slightly decreased rate of interest from the first quarter of 1995. See "Liquidity and Capital Resources" below for further discussion.

The loss for the three-months ended March 30, 1996 was $1,942 compared to the loss at April 1, 1995 of $1,128.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Company's working capital at March 30, 1996 and December 30, 1995 was $17,252 and $18,327, respectively. The decrease in working capital was mainly attributable to increased borrowing under the revolving line of credit and increased accounts payable to finance increased inventory levels. The Company increased its inventory to prepare for its peak selling season, to increase its product assortment and to accommodate store openings.

The Company believes that its working capital and its credit facility will be adequate to meet identifiable working capital requirements in the foreseeable future. Total weighted average borrowings were $19,467 and $16,395 in 1996 and 1995, respectively and the weighted average interest rate was 9.6 percent and 9.8 percent in the first quarters of 1996 and 1995, respectively.

Cash flow from operations, combined with the Company's available line of credit is expected to provide the necessary funds for planned capital expenditures during 1996. These expenditures are estimated to total approximately $3,000 in 1996 and primarily constitute expenditures for store expansion, relocations and remodelings.

                E & B MARINE INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
          (Dollars in thousands, except per share data)



ACCOUNTING STANDARDS
- --------------------

The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS 123) in the first quarter of 1996. In adopting SFAS 123, the Company intends to continue to utilize the provisions of Accounting Principles Board Opinion No. 25 and, accordingly, the adoption of SFAS 123 will result in certain disclosures as to net income
(loss) and per share amounts in the notes to the consolidated financial statements in the Company's 1996 annual report.


RECENT EVENTS
- -------------

Effective May 6, 1996, the Company amended its Credit Agreement with United Jersey Bank (I) to temporarily increase its revolving line of credit from $17,000 to $20,000 through July 31, 1996 and
(ii) to amend certain financial covenants. The funds from the increased availability under the Company's revolving line of credit will be used primarily to purchase inventory to enhance product assortment.

                   E & B MARINE AND SUBSIDIARIES

                    Part II - Other Information



Item 5.  OTHER INFORMATION

The Company entered into an Agreement and Plan of Merger on April 2, 1996 (the "Merger Agreement"), with West Marine, Inc., a Delaware corporation ("West") and WM Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of West ("Merger Sub"), pursuant to which, among other things, Merger Sub will, at the effective time of the Merger, be merged with and into the Company (the "Merger") and the Company will become a wholly-owned subsidiary of West. At the effective time of the Merger, each share of common stock, $.001 par value, of the Company (the "Company Common Stock") outstanding at the effective time of the Merger will be converted into the right to receive a fraction (the Exchange Ratio") of a share of common stock , $.001 par value, of West (the "West Common Stock") based on the average closing sales price per share of West Common Stock for the 15 trading days preceding the effective time of the Merger (the "Average Trading Price"), which exchange ratio will be calculated as follows: (I) if the Average Trading Price is at least $38.00 and not greater than $43.875, the Exchange Ratio will equal the quotient of $6.65 divided by the Average Trading Price; (ii) if the Average Trading Price is greater than $43.875, the Exchange Ratio will equal 0.15157; and (iii) if the Average Trading Price is less than $38.00, the Exchange Ratio will equal 0.17500. Upon the effective time of the Merger, all outstanding options and warrants to purchase shares of the Company Common Stock will be assumed by West and become options and warrants to purchase shares of West Common Stock. Consummation of the Merger is contingent upon customary closing conditions, including approval of the Merger by the stockholders of the Company.

                   E&B MARINE INC. AND SUBSIDIARIES

                      Part II - Other Information



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


(b)      Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter ended March 30, 1996.

                 E&B MARINE INC. AND SUBSIDIARIES
                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



May  10, 1996                          E&B MARINE INC.


                                  By  /s/ Kenneth G. Peskin
                                     ------------------------
                                       Kenneth G. Peskin
                                       Chairman and
                                       Chief Executive Officer


                                  By  /s/ Walfrido A. Martinez
                                     -------------------------
                                        Walfrido A. Martinez
                                        Senior Vice President and
                                        Chief Financial Officer